Form 10KSB
period 2006-12-31
Project Development Pacific, Inc.
filed 2007-04-02
CIK 1378948

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2006

Commission File No. 333-138332

PROJECT DEVELOPMENT PACIFIC, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-0936313
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9815 Cawley Street

Chilliwack, BC

Canada V2P 4K8

(Address of principal executive offices)

Issuer's telephone number: (604) 702-5604

Securities registered under Section 12(b) of the Exchange Act:

Securities registered under Section 12(g) of the Exchange Act:

Common stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 or Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

State issuer's revenues for its most recent fiscal year: $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $0.00

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 16, 2007, the issuer had 22,500,000 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated herein by reference.

Transitional Small Business Issuer Format Yes [ ] No [X]

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this annual report on Form 10-KSB contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to consummate a merger or business combination, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.
Readers should carefully review this annual report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, The Company undertakes no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, The Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform
Act of 1995.

PART I

Item 1. Description of Business

Business Development

Project Development Pacific, Inc. ("PD Pacific") was
incorporated on December 29, 2003, in the state of Nevada. The Company is a development stage company. The Company has never conducted operations and has had no revenues. The Company has never declared bankruptcy, has never been in receivership, and has never been involved in any legal action or proceedings.
Since becoming incorporated, The Company has not made any significant purchase or sale of assets, nor has it been involved in any mergers, acquisitions or consolidations.

Business of Issuer

The Company is in the process of establishing itself as a resource for information relating to health care, diagnostic matters, treatment and intervention options, and the procurement of private medical diagnostic and treatment services. The Company will work with clients to procure medical services from health care professionals outside of the existing publicly funded
Canadian Health Care System. The Company will not be in the business of providing health care services, employing service providers, contracting for services or re-selling services. Our business will be providing information and putting patients in touch with appropriate professional service providers in a timely fashion. Our clientele will be Canadian residents who are in need of medical services, but are not willing or able to wait the necessary length of time until the services are available through the publicly funded Canadian
Health Care system.

Principal Products and Services

Our principal revenues will be generated through service
fees. The Company will be charging a fee to its clients for acting as facilitators in helping them procure medical diagnostic and treatment services from private health care providers working outside the publicly funded Canadian
Health Care system.

Potential clients will contact us to seek our assistance in
locating and helping them procure diagnostic and treatment services. After an initial contact with the client and identification of the service they require, the Company will contact a suitable service provider, make the appointment, arrange any travel or accommodation requirements and provide the client with all pertinent information. For this service, the Company will charge the client a fee based on the time expended as well as the total cost of the subject medical procedure.

Competition and Competitive Strategy

Currently there are no specific barriers to entry in this
newly emerging sector. At this time, the Company is only aware of one other such entity providing the services we are proposing to offer. There is a small operation out of White Rock, British Columbia that helps clients locate private health care providers.

Our strategy will be to build an extensive database of
private health care providers and then to reach out to potential clients and provide them with timely and professional results.

Distribution

As a service provider, the Company will not be distributing
in the traditional sense of the word; however, we will be making our services available across Canada. The Company intends to focus its attention on the
British Columbia market first. The Company will gradually work its way across the country as the business grows. Our base of available private medical service providers and our clients' willingness to travel will dictate the geographic scope of our operations.

New and or Innovative Products and Services

As previously mentioned, the business the Company is
developing is a new service for the Canadian marketplace. Until recently, socialized health care in Canada has precluded the need for this type of service.

Sources and Availability of Products and Supplies

All the medical supplies that the Company intends to help its clients procure are readily available from numerous sources. Shortages, restrictions or any other type of limiting factors have not characterized the private health care service industry, and there are no indications that such problems will occur in the foreseeable future. The Company will not ourselves be providing any of the services, or any part or aspect of the services that we will be helping locate and procure for our clients.

Governmental Controls and Approvals

As a facilitator, the major area for government control or
need for government approval would be concerning business licensing, Labor
Standards, and Occupational Health and Safety. Our officers and Directors are aware of the various requirements in this regard and will make the necessary arrangements as the business grows and employees are hired.

All of the services the Company intends to locate and procure for its clients are in the human health care sector and as such are subject to
Government regulation. It will be the responsibility of the various private health care providers to comply with the necessary Government and industry standard approvals, as well as professional accreditation and insurance requirements.

Research and Development Activities and Costs

Our Directors and officers have undertaken minimal research
and virtually no development to date regarding service provision, location and delivery. The Company does not have any plans to undertake any additional research or development in the future.

Compliance With Environmental Laws

There are no environmental laws that have been enacted, nor
is the Company aware of any such laws being contemplated for the future to address issues specific to its business.

Facilities

The Company does not own or rent facilities of any kind. At
present, we are operating from our official address that is located within the offices of our President. Our President provides this space free of charge. The
Company will continue to use this space for our executive offices for the foreseeable future.

Employees

The Company does not intend to hire employees until its
business has been successfully launched and has sufficient reliable sales revenues. Our officers and Directors will do whatever work is necessary to bring the business to the point of earning revenues from Internet and media generated sales. Human resource planning will be part of an ongoing process that will include constant evaluation of operations and revenue realization. The Company does not expect to hire any employees before the end of this calendar year. In the event that we have strong and reliable revenues, we will consider hiring up to two employees after the beginning of the next calendar year.

Reports to Security Holders

The Company will make available to securities holders an
annual report, including audited financial statements on Form 10-K or Form
10-KSB. The public may read and copy any materials filed with the SEC at the
SEC's Public Reference Room at 100 F Street NE, Washington, D.C. 20549. The
public may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Item 2. Description of Property.

The Company does not own any property, real or otherwise. For the first year the Company will conduct our administrative affairs from our President's office at no cost to the Company. Retail space will be rented when the Company has sufficient funds available. The cost has not yet been determined; however, we expect to pay market rates.

The Company does not have any investments or interests in any real estate.
The Company also does not invest in real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings

The Company is not a party to any pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the fiscal year ended
December 31, 2006, to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

Currently there is no public trading market for our stock, and The Company has not applied to have its common stock listed. The Company intends to apply to have its common stock quoted on the OTC Bulletin Board. No trading symbol has yet been assigned. Generally, persons who purchase stock from a company cannot resell that stock unless it is registered or exempt from registration. Rule 144 of the Securities Act of 1933, provides an exemption from registration for resale of restricted shares by persons who have acquired restricted securities of the issuer, provided, however, that such sales meet certain requirements.
Those requirements include, among others, that certain financial information be available to the public, a person wishing to sell not be an officer, director or owner of ten percent (10%) or more of the stock of an issuer, the person wishing to sell must wait for a period of time (usually one or two years) prior to the sale, and there is a limitation of the amount of stock any one person can sell so as not to disrupt the trading markets. Based on these requirements, none of the issued and outstanding shares are currently eligible for sale under Rule 144 of the Securities Act.

Holders.

As of the date of this Report, The Company has three (3) shareholders of record owning its common stock.

Dividends.

As of the date of this Report, The Company has not paid any dividends to its shareholders. There are no restrictions that would limit our ability to pay dividends on common equity or that are likely to do so in the future. The
Company will not be paying dividends to its shareholders in the foreseeable future.

Item 6. Management's Plan of Operation.

PD Pacific is a development stage company with no operations, no revenue, no financial backing and few assets. Our plan of operation is to build a business as a comprehensive resource for information relating to health care, diagnostic matters, treatment and intervention options, and the procurement of private professional diagnostic and treatment services. The Company will work with clients to procure medical services from health care professionals outside of the existing publicly funded Canadian Health Care System. The Company will not be in the business of providing health care services, employing service providers, contracting for services nor re-selling services. Our revenues will come from service fees charged to individuals for providing information and putting clients in touch with appropriate service providers in a timely fashion.
Our clientele will be Canadian residents who are in need of medical services, but are not willing or able to wait the required time until the service they require is available through the publicly funded Canadian Health Care system.

The Company intends to do this by marketing directly to consumers, predominantly through the Internet and, to a lesser extent, through selected print publications. The Company will start by establishing a website within the third quarter of 2007, if sufficient investment capital has been raised, by launching a print media campaign within another several months.

The Company foresees no problem in satisfying its cash requirements for the year ending December 31, 2007, providing it can raise the entire $100,000 under its current offering. In the event a lesser amount is raised, the Company will need to adjust accordingly. The Company has not budgeted for any revenues from operations for the first year of operations; however the Company does anticipate that a small amount of fee revenue will be generated during the first year. The
Company has no plans or intentions to raise additional funding during its first year of operations; however the founders have informally pledged to provide additional funding through loans to the Company if necessary.

The Company intends to continue researching the various media sources and to look at expanding its service base where the opportunity arises. This is something that the Company anticipates doing as long as the business is operating.

As has been mentioned previously, the Company intends to act as an intermediary or facilitator, helping prospective Canadian clients navigate through the various options and presenting them with an efficacious alternative for their health care dilemma.

The Company is currently in the process of compiling a list of service providers, both within and outside of Canada. The Company will be using this list to create a comprehensive database of all of the major specialty fields.
Our expectations are to have our website operational during 2007.

The Company has no plans to enter into supply contracts or any type of formal relationship with medical service providers. The Company is not looking for exclusive marketing rights nor does The Company plan to enter into any agency agreements. As stated before, The Company will simply be a facilitator.

The Company does not anticipate the need to purchase or otherwise acquire any significant plant, equipment or land within the first year of operations. The
Company requires no significant plant, equipment or land holdings. The only infrastructure The Company requires is a web server. The Company plans on purchasing web space from our Internet service provider.

Our corporate headquarters is currently based out of our President's personal office. The Company does not pay any rent for the space and The Company has a verbal undertaking from him that he will not charge rent so long as the office remains in that location. The Company does not anticipate moving the office within the first year of operation.

The Company expects that it will be hiring employees or piece workers towards the end of the first year of operations. This decision will not be taken until such time as the Company has sufficient fee revenues coming into the Company to cover the cost of employees or workers. The Company plans on developing a fee-sharing plan that will be implemented when the Company requires labor services. The fee-sharing plan will have workers receive a piecework allowance for the services they provide to clients on behalf of the Company. The Company expects to develop the plan using either a percentage formula or possibly a flat rate piecework payment. Workers will work from their own home or office and will supply their own computer, telephone, fax machine or any other equipment or supplies necessary.

While the founders have generally indicated a willingness to provide services and financial contributions if necessary, there are presently no agreements, arrangements, commitments or specific understandings, verbally or in writing, between the founders and PD Pacific. One of our directors has verbally agreed to build our website and will use his Internet service provider to host the website.

Item 7. Financial Statements

PROJECT DEVELOPMENT
PACIFIC, INC.

(A DEVELOPMENT STAGE
COMPANY)

AUDITED FINANCIAL
STATEMENTS

FOR THE YEARS ENDED
DECEMBER 31, 2006 AND 2005,

AND

THE PERIOD DECEMBER
29, 2003 (INCEPTION)

THROUGH DECEMBER 31,
2006

INDEX TO FINANCIAL
STATEMENTS

Page(s)

Report of Independent Registered Public Accounting Firm

Financial Statements

Balance Sheets as of December 31, 2006 and 2005
  2

Statements of Operations for the
  Years Ended December 31, 2006

    and 2005 with
  Cumulative Totals Since Inception
  3

Statement of Changes in
  Stockholders' Equity

    from Inception,
  December 29, 2003, to December 31, 2006
  4

Statements of Cash Flows for the
  Years Ended December 31, 2006

    and 2005 with
  Cumulative Totals Since Inception
  5

Notes to Financial Statements
6-12

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM

To The Board of Directors and
Stockholders of

Project Development Pacific, Inc.

Chilliwack, BC

Canada

We have audited the accompanying balance sheets of Project
Development Pacific, Inc. (a development stage company) (the Company) as of
December 31, 2006 and 2005, and the related statements of operations, cash flows, and changes in stockholders' equity for the years ended December 31, 2006 and 2005 and the period of December 29, 2003 (inception) to December 31, 2006.
These financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of
the Public Company Accounting Oversight Board (United States of America). Those
standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above
present fairly, in all material respects, the financial position of Project
Development Pacific, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 and the period of December 29, 2003 (inception) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of
America.

The accompanying financial statements have been prepared
assuming that the Company will continue as a going concern. As discussed in Note
6 to the financial statements, the Company has incurred significant net losses since inception. This raises substantial doubt about the Company's ability to meet its obligations and to continue as a going concern. Management's plans in regard to this matter are described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Child, Van Wagoner &
Bradshaw, PLLC

Kaysville, Utah

March 20, 2007

Project Development Pacific, Inc.

(A Development Stage Company)

Balance Sheets

ASSETS

December 31,

December 31,

2006

2005

Current Assets

Cash and cash equivalents

$ 7,728

$ -

Common stock subscriptions receivable (Note 5)

-

20,000

Prepaid expense

1,037

-

Total Current Assets

8,765

20,000

TOTAL ASSETS

$ 8,765

$ 20,000

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current Liabilities

Accounts payable and accrued expenses

$ 1,550

$ -

Loans from stockholders (Note 4)

100

2,600

Total Current Liabilities

1,650

2,600

Total Liabilities

1,650

2,600

STOCKHOLDERS' EQUITY (Note 5)

Common stock, par value $.001, 50,000,000 shares authorized and

22,500,000 and 20,000,000 shares issued and outstanding at

December 31, 2006 and December 31, 2005, respectively

22,500

20,000

Preferred stock, par value $.001, 10,000,000 shares authorized and none issued and outstanding

-

-

Additional paid-in capital

-

-

Deficit accumulated during the development stage

(15,385)

(2,600)

Total Stockholders' Equity (Deficit)

7,115

17,400

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY

$ 8,765

$ 20,000

The accompanying notes are an integral part of these financial statements.

Project Development Pacific, Inc.

(A Development Stage Company)

Statements of Operations

Cumulative

For the

For the

from Inception,

Year Ended

Year Ended

December 29, 2003, to

December 31,

December 31,

December 31,

2006

2005

2006

REVENUE

$ -

$ -

$ -

EXPENSES

Organizational Costs

-

-

1,200

Office Expenses

22

-

42

Licenses and Taxes

-

795

795

Professional Fees

12,763

-

13,348

Total Expenses

12,785

795

15,385

NET LOSS FROM OPERATIONS

$ (12,785)

$ (795)

$ (15,385)

NET LOSS PER SHARE

$ (0.001)

$ (0.000)

WEIGHTED AVERAGE OF COMMON

SHARES OUTSTANDING

21,986,301

2,739,726

The accompanying notes are an integral part of these financial statements.

Project Development Pacific, Inc.

(A Development Stage Company)

Statement of Changes in Stockholders' Equity

from Inception, December 29, 2003, to December 31, 2006

Additional

Deficit Accumulated

Total

Common Stock

Paid-In

During the

Stockholders'

Shares

Amount

Captial

Development Stage

Equity

Balance, December 29, 2003 (Inception)

-

$ -

$ -

$ -

$ -

Common stock issued for subscriptions

receivable, December 29, 2003

2,000,000

2,000

-

-

2,000

Net loss

-

-

-

-

-

Balance, December 31, 2003

2,000,000

2,000

-

-

2,000

Net loss

-

-

-

(1,805)

(1,805)

Balance, December 31, 2004

2,000,000

2,000

-

(1,805)

195

Common stock issued for subscriptions

receivable, December 15, 2005

18,000,000

18,000

-

-

18,000

Net loss

-

-

-

(795)

(795)

Balance, December 31, 2005

20,000,000

20,000

-

(2,600)

17,400

Common stock issued for cash, March 15, 2006

2,500,000

2,500

-

-

2,500

Net loss

-

-

-

(12,785)

(12,785)

Balance, December 31, 2005

22,500,000

$ 22,500

$ -

$ (15,385)

$ 7,115

The accompanying notes are an integral part of these financial statements.

Project Development Pacific, Inc.

(A Development Stage Company)

Statements of Cash Flows

Cumulative from Inception, December 29, 2003, to December 31,

For The

For The

Year Ended

Year Ended

December 31,

December 31,

2006

2005

2006

CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss

$ (12,785)

$ (795)

$ (15,385)

Changes in Operating Assets & Liabilities

Increase in prepaid expenses

(1,037)

-

(1,037)

Increase in accounts payable and accrued expenses

1,550

-

1,550

Increase (decrease) in loans from stockholders

(2,500)

795

100

Net cash used in operating activities

(14,772)

-

(14,772)

CASH FLOWS FROM INVESTING ACTIVITIES

-

-

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock issued for cash

2,500

-

2,500

Stock subscriptions collected

20,000

-

20,000

Net cash provided by financing activities

22,500

-

22,500

NET INCREASE IN CASH

7,728

-

7,728

CASH - BEGINNING OF PERIOD

-

-

-

CASH - END OF PERIOD

$ 7,728

$ -

$ 7,728

CASH PAID FOR:

Interest

$ -

$ -

Income Taxes

$ -

$ -

NON-CASH FINANCING ACTIVITIES

Common stock issued for subscriptions receivable

$ -

$ 18,000

$ 20,000

The accompanying notes are an integral part of these financial statements.

PROJECT DEVELOPMENT
PACIFIC, INC.

(A DEVELOPMENT STAGE
COMPANY)

NOTES TO FINANCIAL
STATEMENTS

DECEMBER 31, 2006 AND
2005

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION

This summary of significant accounting policies of Project Development
    Pacific, Inc. (a development stage company) (the Company) is presented to assist in understanding the Company's financial statements. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the accompanying financial statements. The Company has not realized revenues from its planned principal business purpose and, accordingly, is considered to be in its development stage.

Business Activity

The Company was incorporated on December 29, 2003 under
    the laws of the State of Nevada. The business purpose of the Company is to assist Canadian citizens to access health care services from private providers. The Company has elected a fiscal year end of December 31.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is considered to be in the development stage
    as defined in Statement of Financial Accounting Standards (SFAS) No. 7, "Accounting
    and Reporting by Development Stage Enterprises." The Company is devoting substantially all of its efforts to developing and initiating its business plan.

Use of Estimates

The preparation of financial statements in conformity
    with accounting principles generally accepted in the United States of
    America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.
    Actual results could differ from those estimates.

PROJECT DEVELOPMENT
PACIFIC, INC.

(A DEVELOPMENT STAGE
COMPANY)

NOTES TO FINANCIAL
STATEMENTS

DECEMBER 31, 2006 AND
2005

NOTE 2- SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES

(continued)

Cash and Cash Equivalents

Cash and cash equivalents consists principally of
    currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase. The
    Company had $7,728 and $0 in cash and cash equivalents at December 31, 2006 and 2005, respectively.

Start-up Costs

In accordance with the American Institute of Certified Public
    Accountant's Statement of Position 98-5, "Reporting on the Costs of
    Start-up Activities," the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Net (Loss) Per Share of Common Stock

The following table sets forth the computation of basic
    and diluted earnings per Share:

For The Years Ended

December 31

2006

2005

Net Loss

$ (12,785)

$ (795)

Weighted average common shares

outstanding (basic)

21,986,301

2,739,726

Options

-

-

Warrants

-

-

__________

__________

Weighted average common shares

outstanding (diluted)

21,986,301

2,739,726

Net Loss Per Share (Basic and Diluted)
$ (0.001)
$ (0.000)

All dilutive securities were not included in the calculation of dilutive earnings per share because the effect would be anti-dilutive when the
    Company has incurred a loss from operations. The Company has no options or warrants outstanding.

PROJECT DEVELOPMENT
PACIFIC, INC.

(A DEVELOPMENT STAGE
COMPANY)

NOTES TO FINANCIAL
STATEMENTS

DECEMBER 31, 2006 AND
2005

NOTE 2- SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES

(continued)

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, "The
    Fair Value Option for Financial Assets and Financial Liabilities - Including
    an amendment of FASB Statement No. 115." The fair value option established by this statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date.
    This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.

In September 2006, the FASB issued SFAS No. 158,
    "Employers' Accounting for Defined Benefit Pension and Other Postretirement
    Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)."
    This statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. Employers with publicly traded equity securities are required to initially recognize the funded status of a defined benefit postretirement plan and provide required disclosures as of the end of the fiscal year ending December 15, 2006.

In September 2006, the FASB issued SFAS No. 157, "Fair
    Value Measurements." This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.
    This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.

In March 2006, the FASB issued SFAS No. 156,
    "Accounting for Servicing of Financial Assets - an amendment of FASB
    Statement No.

PROJECT DEVELOPMENT
PACIFIC, INC.

(A DEVELOPMENT STAGE
COMPANY)

NOTES TO FINANCIAL
STATEMENTS

DECEMBER 31, 2006 AND
2005

NOTE 2- SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES

(continued)

Recently Issued Accounting Pronouncements (continued)

140." This statement amends SFAS No. 140, "Accounting
    for Transfers and Servicing of Financial Assets and Extinguishments of
    Liabilities," with respect to the accounting for separately recognized servicing assets and servicing liabilities." This statement is effective as of the beginning of its first fiscal year beginning after September 15,
    2006.

In February 2006, the FASB issued SFAS No. 155,
    "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB
    Statements No. 133 and 140." This statement amends SFAS No. 133,
    "Accounting for Derivative Instruments and Hedging Activities," and No.
    140, "Accounting for Transfers and Servicing of Financial Assets and
    Extinguishments of Liabilities." This statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of
    Statement 133 to Beneficial Interest in Securitized Financial Assets."
    This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year beginning after
    September 15, 2006.

In May 2005, the FASB issued SFAS No. 154, "Accounting
    Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB
    Statement No. 3." This statement changes the requirements for the accounting for and reporting of a change in accounting principle.
    Previously, Opinion 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of change the cumulative effect of changing to a new principle. This statement requires retrospective application to prior periods' financial statements of changes in accounting principle, when practicable.

In December 2004, the FASB issued Financial Accounting
    Standards No. 123 (revised 2004) (SFAS 123R), "Share-Based Payment."
    SFAS 123R replaces SFAS No. 123, "Accounting for Stock-Based
    Compensation," and supersedes APB Opinion No. 25, "Accounting for
    Stock Issued to Employees." SFAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to

PROJECT DEVELOPMENT
PACIFIC, INC.

(A DEVELOPMENT STAGE
COMPANY)

NOTES TO FINANCIAL
STATEMENTS

DECEMBER 31, 2006 AND
2005

NOTE 2- SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES

(continued)

Recently Issued Accounting Pronouncements (continued)

be recognized in the financial statements over the period
    that an employee provides service in exchange for the award. SFAS 123R is effective January 1, 2006.

None of the above new pronouncements has current
    application to the Company, but may be applicable to the Company's future financial reporting.

NOTE 3- PROVISION FOR INCOME
TAXES

The Company recognizes the tax effects of transactions in
    the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Minimal development stage deferred tax assets arising as a result of net operating loss carry forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carry forwards generated during the period from December 29, 2003 (date of inception) through December 31, 2006 of approximately $15,385 will begin to expire in 2024. Accordingly, deferred tax assets of approximately $5,385 were offset by the valuation allowance, which increased by $4,475 and $278 during the years ended December 31, 2006 and 2005, respectively.

NOTE 4 - LOANS FROM STOCKHOLDERS

The Company has borrowed funds from stockholders for
    working capital purposes from time to time. The loans are non-interest bearing and payable on demand. The Company owed $100 and $2,600 to stockholders at December 31, 2006 and 2005, respectively. Interest has not been imputed due to its immaterial impact on the financial statements.

PROJECT DEVELOPMENT
PACIFIC, INC.

(A DEVELOPMENT STAGE
COMPANY)

NOTES TO FINANCIAL
STATEMENTS

DECEMBER 31, 2006 AND
2005

NOTE 5 -
STOCKHOLDERS' EQUITY

Common Stock

As of December 31, 2006 and 2005, the Company had
    50,000,000 shares of common stock with a par value of $.001 authorized and
    22,500,000 and 20,000,000 shares, respectively, issued and outstanding.

The following details the stock transactions for the
    Company:

On December 29, 2003, the Company issued 4,000,000 shares
    of its common stock at $.001 per share for $4,000 in subscriptions receivable. On March 15, 2005, the Company cancelled 2,000,000 shares of its common stock and the related subscriptions receivable. Accordingly, only
    2,000,000 shares of common stock are reflected as issued and outstanding at
    December 31, 2004.

On December 15, 2005, the Company issued 18,000,000
    shares of its common stock at $.001 for $18,000 in subscriptions receivable.

Funds for the $20,000 subscriptions receivable were
    received March 27, 2006. Since the funds were received shortly after year-end and prior to the issuance of these financial statements, the subscriptions receivable have been reflected as a current asset at December
    31, 2005, instead of a component of stockholders' equity.

On March 15, 2006 the Company issued 2,500,000 shares of
    its common stock at par for cash in the amount of $2,500, which was applied to reduce loans from stockholders.

The Company's stock has no readily determinable market
    price and is valued by the Company at par value, which is an estimate of fair value.

Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock with a par value of $.001. As of December 31, 2006 and 2005, none were issued and outstanding.

PROJECT DEVELOPMENT
PACIFIC, INC.

(A DEVELOPMENT STAGE
COMPANY)

NOTES TO FINANCIAL
STATEMENTS

DECEMBER 31, 2006 AND
2005

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared
    in conformity with accounting principles generally accepted in the United
    States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Unanticipated costs and expenses or the inability to generate revenues could require additional financing, which would be sought through bank borrowings, equity or debt financing, or asset sales. To the extent financing is not available, the Company may not be able to, or may be delayed in, developing its services and meeting its obligations. The Company will continue to evaluate its projected expenditures relative to its available cash and to evaluate additional means of financing in order to satisfy its working capital and other cash requirements. The accompanying financial statements do not reflect any adjustments that might result from the outcome of these uncertainties.

Item 8. Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure.

None.

Item 8A. Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined by Rule 15(d)-15(e) under the Securities Exchange Act of
1934) under the supervision and with the participation of the Company's chief executive officer and chief financial officer (or persons performing similar functions). Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company's disclosure controls and procedures were effective.

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the year ended December 31, 2006, there were no significant changes to this system of internal controls over financial reporting or in other factors that could significantly affect those controls.

Item 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons and
Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Set forth below is the name and age of each individual who was a director or executive officer of PD Pacific as of December 31, 2006, together with all positions and offices of the Company held by each and the term of office and the period during which each has served:

Directors:

Name of Director

Age

Darryl Mills

52

Alan Wilson

54

Waldemar Jonsson

32

Executive Officers:

Name of Officer

Age

Office

Darryl Mills

52

President

Alan Wilson

54

Secretary/Treasurer

All directors serve for a period of one year, or until a
successor is duly elected at the next annual shareholders meeting.

Darryl Mills, President, Member of the Board of Directors,
age 52. Term of service commenced December 29, 2003, effective for one year - renewed.

Mr. Mills graduated from the University of Saskatchewan, in
Saskatoon, Saskatchewan with a Bachelor of Commerce Degree (1990) and from the
University of Regina, in Regina Saskatchewan with a Graduate Diploma in
Government Administration. (1993)

Most of Mr. Mills' career has been in public service. He
spent nearly 20 years with the Province of Saskatchewan in a variety of increasingly responsible roles. He has been: an Assistant Director of Economic
Development with the Department of Northern Saskatchewan from 1972 to 1982; an
Auditor with the Saskatchewan Workers Compensation Board from 1982 to 1986;
Executive Assistant to the Minister of Finance from October 1992 to April 1993, and Executive Director of the Saskatchewan Gaming Commission from May 1993 to
December 1996.

From 1986 to 1990 Mr. Mills held the position of Secretary
Treasurer of the Kamsack School Division, in Kamsack Saskatchewan. From 1990 to
1992 Mr. Mills attended the University of Saskatchewan full time.

In addition to his time spent with the Saskatchewan
Government and the Kamsack School Division, Mr. Mills also worked with the
Canadian Institute of Chartered Accountants as British Columbia Sales Manager
for Professional Publications and Services from May 1997 to July 1999. He also held the position of Secretary and Director with Far East Ventures, Inc. from
February to August of 2000. From November 2000 to September 2003 Mr. Mills was a
Director of First National Power, Inc. (previously Capstone International
Corporation). Since leaving First National Power, Mr. Mills has been doing private consulting work in the areas of governmental relations, organization design and business development. He has also been developing and operating his own private food services business called Elite Food Services, Inc. Elite Foods is in the business of catering and providing pre-cooked frozen meals for senior citizens. He will continue to operate his private food business until such time as the responsibilities of PD Pacific necessitate a full time commitment.

In working with PD Pacific, Mr. Mills will be responsible for business development, and service provider relations. His primary function will be to secure service providers and locate and develop suitable products and services. He will also have the ongoing responsibility to maintain good relations with the supplier and to handle any regulatory issues that may arise.
Mr. Mills will provide whatever time is necessary to effectively carry out his duties. He is currently devoting ten percent (10%) of his time to PD Pacific responsibilities; however, he expects that to grow to one hundred percent (100%)
over the next nine months.

Alan Wilson, Secretary/Treasurer, Member of the Board of
Directors, age 54. Term of service commenced December 15, 2005, effective for one year - renewable.

Mr. Wilson received a Bachelor of Arts Degree in Education in
1972. He followed this with a very successful fifteen-year career as an offensive lineman with the BC Lions. His professional football career was highlighted with a Grey Cup win in 1985, seven Canadian All Star teams and an award as the top offensive lineman in Canada. Mr. Wilson's drive and competitiveness after a successful football career was directed to the start-up and financing of many private and public companies. He has coached and mentored young athletes in football and soccer winning a number of provincial championships.

From 1987 to 1990, Mr. Wilson worked as a member of a sales
and marketing team in the wire rope and electronics fields. From 1990 to 1993 he was a key partner in the management team that designed and implemented the then largest deregulated residential long distance telephone company in Canada,
GlenAir. Mr. Wilson was in charge of the sales team that built the customer base.

Since 1993 Mr. Wilson has worked with a number of successful private and publicly trading companies. He has helped with financing and administration; including dealings with regulatory bodies, lawyers and accountants. He also has considerable hands-on expertise in shareholder relations.

In working with PD Pacific, Mr. Wilson will initially be
responsible for finance and administration. As the Company advances, will assume responsibilities for investor relations and will play a dominant role in designing and implementing our marketing plan.

Mr. Wilson has agreed to provide whatever time is necessary
to help make PD Pacific a success. He is currently devoting ten percent (10%) of his time on PD Pacific responsibilities; however, he expects that to grow to one hundred percent (100%) within the next year.

Waldemar Jonsson, Member of the Board of Directors,
age 32. Term of service commenced March 15, 2006, effective for one year -
renewable.

Mr. Jonsson has over 10 years experience in the Financial
Information industry. Currently sales manager for Infomine, Inc., over the past
10 years he has also worked for Bloomberg News, Norsk Hydro, Telenor and has been involved as a consultant, manager and director of venture capital companies. Mr. Jonsson has an MBA from Temple University, and a M. Sc. from the
Norwegian University of Life Science. He was born and raised in Norway, and has lived in Canada since 2000.

After completing his M.B.A., Mr. Jonsson worked with American
Income Life Insurance Company as an agent and a supervising agent until May
2003. In May of 2003, Mr. Jonsson joined GreenChoice Energy Ltd. where he worked as a Venture Capital Manager. In this capacity Mr. Jonsson conducted financial analysis, prepared regulatory submissions and helped raise over $1 million equity capital through the British Columbia government's Equity Capital Program and flow-through shares. He left GreenChoice Energy Ltd in April of 2005 to join
InfoMine, Inc. There Mr. Jonsson is the sales manager. In his present capacity he oversees 12 sales representatives; he develops and designs marketing strategies and Internet advertising and promotional products; and, he represents the company at numerous international trade shows.

In working with PD Pacific, Mr. Jonsson will be responsible
for providing guidance in matters relating to finance and he will play a dominant role in designing and implementing our promotional strategy and marketing campaign.

Mr. Jonsson has agreed to provide whatever time is necessary to help make PD
Pacific a success. He is currently devoting five percent (5%) of his time to PD
Pacific responsibilities; however, he expects that commitment to grow to one hundred percent (100%) over the next year.

None of PD Pacific's Directors or executive officers have been involved, during the past five years, in any bankruptcy proceeding, conviction or criminal proceedings; has not been subject to any order, judgment, or decree, not subsequently reversed or suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and has not been found by a court of competent jurisdiction, the Commission or the Commodity Futures trading Commission to have violated a federal or state securities or commodities law.

Employment Agreements

N/A

Significant Employees

PD Pacific has no significant employees other than the officers and directors described above.

Code of Ethics

The Company has not adopted a Code of Ethics as of the year ended December
31, 2006.

Corporate Governance

There have been no changes to the procedures by which security holders may recommend nominees to the Company's Board of Directors.

Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an audit committee financial expert as defined in Item 401(e) of Regulation S-B, and is independent as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange
Act of 1934, as amended.

Audit Committee

The current members of the Audit Committee are Darryl Mills, Alan Wilson, and
Waldemar Jonsson, none are considered to be independent. Mr. Jonsson is the sole member of the Audit Committee. There is currently no public market for our common stock. Thus, we are not subject to NASDAQ audit committee requirements.
We do not have any independent board members in our audit committee who are considered to be financial experts.

Item 10. Executive Compensation.

Our executive Officers do not currently receive and are not accruing any compensation.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth the beneficial ownership of the Company's officers, directors, and persons who own more than five percent of the Company's common stock as of the date of this filing. Under relevant provisions of the
Securities and Exchange Act of 1934 (the "Exchange Act"), a person is deemed to be a "beneficial owner" of a security if he or she has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership in 60 days. More than one person may be deemed to be a beneficial owner of the same securities. The percentage ownership of each stockholder is calculated based on the total number of outstanding shares of our common stock of 22,500,000 as of the date of this filing.

The table is based upon information provided by our directors and executive officers.

Amount and Nature of Beneficial Ownership as of the date of this filing.

     Title of
Class

     Name and Address
of Beneficial Owner

     Amount and
     Nature of
     Beneficial
Ownership

     Percent
Of Class

Common

     Darryl Mills
     Director,
    President
     9815 Cawley
Street, Chilliwack, BC, Canada V2P 4K8

10,000,000

44%

Common

     Alan Wilson
     Director, Sec/Tres
     2011 Blairview
Ave., North Vancouver, BC, Canada, V7H 2N4

10,000,000

44%

Common

     Waldemar Jonsson
     Director
     # 905 - 4333
Central Blvd., Burnaby, BC, Canada, V5H 4W8

2,500,000

11%

Common

     Directors and
officers as a group (3)

22,500,000

100%

Item 12. Certain Relationships and Related Transactions, and Director
Independence.

No persons who may, in the future, be considered a promoter will receive or expect to receive assets, services or other consideration from us. No assets will be or are expected to be acquired from any promoter on behalf of our company. The Company has not entered into any agreements that require disclosure to our shareholders.

None of the Directors of the Company are independent.

Item 13. Exhibits

Exhibit No.
Document
Location

3.1
    Articles of
Incorporation
Previously Filed

3.2
Bylaws
Previously filed

31
    Rule
31a-14(a)/15d-14(a) Certification
Included

32
Section 1350
Included

Item 14. Principal Accountant Fees and Services

2005
2006

Audit Fees:
$
$ 7,000

Audit-Related Fees:
$
$ 1,800

Tax Fees:
$ 0
$        0

All Other Fees:
$ 0
$       0

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROJECT DEVELOPMENT PACIFIC, INC.

/s/ Darryl Mills

Darryl Mills

President, Director

In accordance with the Exchange Act,
this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                            /s/ Darryl Mills

Darryl
                            Mills

President

Director