Form 10QSB
period 2007-03-31
Project Development Pacific, Inc.
filed 2007-05-24
CIK 1378948

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report under Section 13 or 15(d) of

The Securities Act of 1934

For the Quarterly Period ended March 31, 2007

Commission File Number 333-138332

PROJECT DEVELOPMENT PACIFIC, INC.

(Name of small business issuer in its charter)

Nevada                                                     20-0936313

                                                                                                    (State of                                                   (IRS Employer

                                                                                                 Incorporation)                                               (ID Number)

9815 Cawley Street

Chilliwack, BC

Canada, V2P 4K8

(Address and telephone number of principal executive offices)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X                     No ___

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes X                     No ____

There were 22,825,000 shares of Common Stock issued and outstanding as of March 31, 2007.

Transitional Small Business Disclosure Format: Yes         No __X__

ITEM 1. FINANCIAL STATEMENTS

The Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with the related Notes. In the opinion of management, these Financial Statements fairly present the financial condition of the Company, but should be read in conjunction with the Financial Statements of the Company for the period ended March 31, 2007, previously filed in a Form SB-2 with the Securities and Exchange Commission.

Project Development Pacific, Inc.

(A Development Stage Company)

Condensed Balance Sheets

	31-Mar-07 (Unaudited)	31-Dec-06
ASSETS		
Current Assets		
Cash and cash equivalents	$ 23,378	$ 7,728
Subscriptions receivable	1,000	-
Prepaid expense	-	1,037
Total Current Assets	24,378	8,765
TOTAL ASSETS	$ 24,378	$ 8,765
LIABILITIES AND STOCKHOLDERS' EQUITY		
LIABILITIES		
Current Liabilities		
Accounts payable and accrued expenses	$ 314	$ 1,550
Loans from stockholders (Note 4)	100	100
Total Current Liabilities	414	1,650
Total Liabilities	414	1,650
STOCKHOLDERS' EQUITY (Note 5)		
Common stock, par value $.001, 50,000,000 shares authorized and 22,825,000 and 22,500,000 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	22,825	22,500
Preferred stock, par value $.001, 10,000,000 shares authorized and none issued and outstanding at March 31, 2007 and December 31, 2006, respectively	-	-
Additional paid-in capital	32,175	-
Deficit accumulated during the development stage	(31,036)	(15,385)
Total Stockholders' Equity	23,964	7,115
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 24,378	$ 8,765

Project Development Pacific, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity

	Common Stock		Additional Paid-In Captial	Deficit Accumulated During the Development Stage	Total Stockholders' Equity
	Shares	Amount			
Balance, December 29, 2003 (Inception)	-	$ -	$ -	$ -	$ -
Common stock issued for subscriptions receivable, December 29, 2003	2,000,000	2,000	-	-	2,000
Net loss	-	-	-	-	-
Balance, December 31, 2003	2,000,000	2,000	-	-	2,000
Net loss	-	-	-	(1,805)	(1,805)
Balance, December 31, 2004	2,000,000	2,000	-	(1,805)	195
Common stock issued for subscriptions receivable, December 15, 2005	18,000,000	18,000	-	-	18,000
Net loss	-	-	-	(795)	(795)
Balance, December 31, 2005	20,000,000	20,000	-	(2,600)	17,400
Common stock issued for cash, March 15, 2006	2,500,000	2,500	-	-	2,500
Net loss	-	-	-	(12,785)	(12,785)
Balance, December 31, 2005	22,500,000	$ 22,500	$ -	$ (15,385)	$ 7,115

PROJECT DEVELOPMENT PACIFIC, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2007

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION

The condensed interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed financial statements and notes do not contain information included in the Company's annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these interim financial statements be read in conjunction with the December 31, 2006 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These condensed interim financial statements reflect all adjustments, including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

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

Use of Estimates

The preparation of condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the condensed financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consists principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase. The Company had $23,378 in cash and cash equivalents at March 31, 2007.

Start-up Costs

In accordance with the American Institute of Certified Public Accountant's Statement of Position 98-5, "Reporting on the Costs of Start-up Activities," the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Net (Loss) Per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share:

	For The Year Ended
	March 31
	2007	2006
Net Loss	$ (15,651)	$ -

Weighted average common shares
out-standing (Basic)	22,678,833	20,000,000
Options	-	-
Warrants	-	-

Weighted average common shares
Out-standing (Diluted)	22,678,833	20,000,000

Net Loss Per Share (Basic and Diluted)	$ (0.001)	$ (0.000)

All dilutive securities were not included in the calculation of dilutive earnings per share because the effect would be anti-dilutive when the Company has incurred a loss from operations. The Company has no options or warrants outstanding.

Foreign Currency Translations

The Company's functional and reporting currency is the US dollar. All transactions initiated in other currencies are translated into US dollars using the exchange rate prevailing on the date of transaction. Monetary assets and liabilities denominated in foreign currencies are translated into the US dollar at the rate of exchange in effect at the balance sheet date. Unrealized exchange gains and losses arising from such transactions are deferred until realization and are included as a separate component of stockholders' equity (deficit) as a component of comprehensive income or loss. Upon realization, the amount deferred is recognized in income in the period when it is realized.

No significant realized exchange gain or losses were recorded from inception (December 29, 2003) to March 31, 2007.

Recent Accounting Pronouncements

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

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)." This statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. Employers with publicly traded equity securities are required to initially recognize the funded status of a defined benefit postretirement plan and provide required disclosures as of the end of the fiscal year ending on or after December 15, 2006.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140." This statement amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement is effective as of the beginning of its first fiscal year beginning after September 15, 2006.

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

NOTE 3- PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Minimal development stage deferred tax assets arising as a result of net operating loss carry forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carry forwards generated during the period from December 29, 2003 (date of inception) through March 31, 2007 of approximately $31,036 will begin to expire in 2024. Accordingly, deferred tax assets of approximately $10,863 were offset by the valuation allowance, which increased by $5,478 and $0 during the three months ended March 31, 2007 and 2006, respectively.

NOTE 4 - LOANS FROM STOCKHOLDERS

The Company has borrowed funds from stockholders for working capital purposes from time to time. The loans are non-interest bearing and payable on demand. The Company owed $100 to stockholders at March 31, 2007. Interest has not been imputed due to its immaterial impact on the financial statements. No payments have been made on the loans as of March 31, 2007.

NOTE 5 - STOCKHOLDERS' EQUITY

Common Stock

As of March 31, 2007, the Company had 50,000,000 shares of common stock with a par value of $.001 authorized and had 22,825,000 shares issued and outstanding.

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

Funds for the $20,000 subscriptions receivable were received March 27, 2006. Since the funds were received shortly after year-end and prior to the issuance of the 2005 financial statements, the subscriptions receivable have been reflected as a current asset at December 31, 2005, instead of a component of stockholders' equity.

On March 15, 2006 the Company issued 2,500,000 shares of its common stock at $.001 for $2,500, which was applied to reduce loans from stockholders.

During the period from January 1, 2007 to March 31, 2007 the Company issued 325,000 common shares of registered stock at $0.10 for $32,500, which was deposited and is being used by the Company to finance its plan of operations.

The Company's stock has no readily determinable market price and is valued by the Company at par value, which is an estimate of fair value.

Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock with a par value of $.001. As of March 31, 2007 none was issued and outstanding.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This report includes a number of forward looking statements that reflect our current views with respect to future events and financial performance. Forward looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward looking statements, which apply only as of the date of this prospectus. These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Results of Operations

Our cash in the bank at March 31, 2007, was $23,378. In order to satisfy our cash requirements, we were required to complete our offering of up to 1,000,000 shares registered pursuant to our SB-2 Registration Statement as per March 31, 2007. Since that date, the Company has sold 325,000 shares, raising a total of $32,500 (including $1,000 received after March 31, 2007).

For the period from inception (December 29, 2003) to March 31, 2007, we had no revenues and incurred net operating losses of $31,036, consisting of professional fees and general and administrative expenses primarily incurred in connection with the preparation and filing of our SB-2 Registration Statement.

Net cash provided by financing activities since inception (December 29, 2003) through March 31, 2007 was $54,000, raised from the private sale of stock to our officers and directors and sales of stock under our Registration statement on Form SB-2.

Our auditors have expressed the opinion in our audited financial statements for December 31, 2006 that there is substantial doubt about our ability to continue as a going concern. Please refer to Note 1 of our audited financial statements.

Plan of Operation

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

The Company foresees no problem in satisfying its cash requirements for the year ending December 31, 2007, providing it can raise the entire $100,000 under its current offering. In the event a lesser amount is raised, the Company will need to adjust accordingly. As of March 31, 2007, the Company has raised $32,500. The Company has not budgeted for any revenues from operations for the first year of operations; however the Company does anticipate that a small amount of fee revenue will be generated during the first year. The Company has no plans or intentions to raise additional funding during its first year of operations; however the founders have informally pledged to provide additional funding through loans to the Company if necessary.

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

While the founders have generally indicated a willingness to provide services and financial contributions if necessary, there are presently no agreements, arrangements, commitments or specific understandings, verbally or in writing, between the founders and Project Development Pacific. One of our directors has verbally agreed to build our website and will use his Internet service provider to host the website.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Project Development Pacific, Inc. is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against Project Development Pacific, Inc. has been threatened.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are included with this registration statement filing.

Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form SB-2 Registration Statement, filed under SEC File Number 333-138332, at the SEC website at www.sec.gov:

Exhibit

Number Description

3.1 Articles of Incorporation*

3.2 Bylaws*

31.1 Sec. 302 Certification of Principal Executive Officer

32.1 Sec. 906 Certification of Principal Executive Officer

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 21, 2007                                                                                 Project Development Pacific, Inc.

                                                                                                        By:     /s/ Daryl Mills

                                                                                                        Darryl Mills, President, Director

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

May 21, 2007                                                                                 Project Development Pacific, Inc., Registrant

                                                                                                        By:    /s/ Darryl Milss

                                                                                                        Darryl Mills, President, Director