Form 10QSB
period 2007-06-30
Project Development Pacific, Inc.
filed 2007-08-20
CIK 1378948

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report under Section 13 or 15(d) of

The Securities Act of 1934

For the Quarterly Period ended June 30, 2007

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

Yes X                         No ____

There were 22,860,000 shares of Common Stock issued and outstanding as of June 30, 2007.

Transitional Small Business Disclosure Format: Yes                         No __X__

ITEM 1. FINANCIAL STATEMENTS

The Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with the related Notes. In the opinion of management, these Financial Statements fairly present the financial condition of the Company, but should be read in conjunction with the Audited Financial Statements of the Company for the period ended December 31, 2006, previously filed in a Form 10-KSB with the Securities and Exchange Commission.

PROJECT DEVELOPMENT PACIFIC, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2007

PROJECT DEVELOPMENT PACIFIC, INC.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                                                                                                                                                                                            Page

Condensed Balance Sheets                                                                                                                                                                        5

Condensed Statements of Operations (Unaudited)                                                                                                                                     6

Condensed Statements of Cash Flows (Unaudited)                                                                                                                                    7

Notes to Condensed Financial Statements (Unaudited)                                                                                                                         8-13

PROJECT DEVELOPMENT PACIFIC, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

The accompanying notes are an integral part of the condensed financial statements.

PROJECT DEVELOPMENT PACIFIC, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

The accompanying notes are an integral part of the condensed financial statements.

PROJECT DEVELOPMENT PACIFIC, INC.

(A DEVELPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

The accompanying notes are an integral part of the condensed financial statements.

PROJECT DEVELOPMENT PACIFIC, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2007

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION

The condensed unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the December 31, 2006 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These condensed unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

Project Development Pacific, Inc., ("the Company") was incorporated on December 29, 2003 under the laws of the State of Nevada. The business purpose of the Company is to assist Canadian citizens to access health care services from private providers. The Company has elected a fiscal year end of December 31.

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

PROJECT DEVELOPMENT PACIFIC, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2007

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

Cash and cash equivalents consists principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase. The Company had $6,966 in cash and cash equivalents as of June 30, 2007.

Start-up Costs

In accordance with the American Institute of Certified Public Accountant's Statement of Position 98-5, "Reporting on the Costs of Start-up Activities", the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Common Stock Issued For Other Than Cash

Services purchased and other transactions settled in the Company's common stock are recorded at the estimated fair value of the stock issued if that value is more readily determinable than the fair value of the consideration received.

Net Income or Loss Per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share:

PROJECT DEVELOPMENT PACIFIC, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2007

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Income or Loss Per Share of Common Stock (Continued)

All dilutive securities were not included in the calculation of dilutive earnings per share because the effect would be anti-dilutive when the Company has incurred a loss from operations. The Company has no options or warrants currently issued and outstanding.

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

NOTE 4- PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the temporary differences which may arise from differences in the bases of fixed assets, depreciation methods and allowances based on the income taxes expected to be payable in future years. Minimal development stage deferred tax assets arising as a result of net operating loss carry-forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carry-forwards generated during the period from December 29, 2003 (date of inception) through June 30, 2007 of $49,417 will begin to expire in 2024. Accordingly, deferred tax assets of approximately $17,296 were offset by the valuation allowance, which increased by $11,911 and $795 during the six-months ending June 30, 2007 and 2006, respectively.

PROJECT DEVELOPMENT PACIFIC, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2007

NOTE 3- LOANS FROM STOCKHOLDERS

The Company has borrowed funds from stockholders for working capital purposes from time to time. The loans are non-interest bearing and payable on demand. The Company owed $100 to a stockholder as of June 30, 2007. Interest has not been imputed due to its immaterial impact on the financial statements.

NOTE 5 - STOCKHOLDERS' EQUITY

Common Stock

As of June 30, 2007 the Company has 50,000,000 shares of common stock with a par value of $.001 authorized and had 22,860,000 shares issued and outstanding.

The following details the stock transactions for the Company:

On December 29, 2003 the Company issued 4,000,000 shares of its common stock at $.001 for $4,000 in subscriptions receivable. On March 15, 2005 the Company cancelled 2,000,000 shares of common stock and the related subscription receivable, leaving 2,000,000 shares reported as outstanding as of December 31, 2004.

On December 15, 2005 the Company issued 18,000,000 shares of its common stock at $.001 for $18,000 in subscriptions receivable. Since the $20,000 payment for the subscriptions receivable was received March 27, 2006, the subscriptions receivable was reported as a current asset at December 31, 2005.

On March 15, 2006 the Company issued 2,500,000 shares of its common stock at $.001 per share for $2,500 which was applied to reduce $2,600 of loans from stockholders, leaving a balance of such loans at $100.

During the period from January 1 to March 31, 2007 the Company issued 325,000 common shares at a price of $.10 per share for a total of $32,500, which was deposited and is being used for working capital and to finance its plan of operations.

During the three months ended June 30, 2007 the Company issued 35,000 shares for cash at the price of $.10 per share for a total of $3,500, which was deposited and is being used for working capital and to finance its plan of operations.

The Company's stock has no readily determinable market price and is valued by the Company at par value, which is an estimate of fair value.

Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock with a par value of $.001. As of June 30, 2007 none was issued and outstanding.

PROJECT DEVELOPMENT PACIFIC, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2007

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has an operating deficit since its inception, is in the development stage and has no recurring revenues. These items raise substantial doubt about the Company's ability to continue as a going concern.

In view of these matters, realization of the assets of the Company is dependent upon the Company's ability to meet its financial requirements through equity financing, borrowing and the success of future operations. These financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

Results of Operations

Our cash in the bank at June 30, 2007, was $6,966. In order to satisfy our cash requirements, we were required to complete our offering of up to 1,000,000 shares registered pursuant to our SB-2 Registration Statement as per October 31, 2006. Since that date, the Company has sold 360,000 shares, raising a total of $36,000.

For the period from inception (December 29, 2003) to June 30, 2007, we had no revenues and incurred net operating losses of $49,417, consisting of professional fees and general and administrative expenses primarily incurred in connection with the preparation and submission of SEC filings .

Net cash provided by financing activities since inception (December 29, 2003) through June 30, 2007 was $56,000, raised from the private sale of stock to our officers and directors and sales of stock under our Registration statement on Form SB-2.

Our auditors have expressed the opinion in our audited financial statements for December 31, 2006 that there is substantial doubt about our ability to continue as a going concern. Please refer to Note 6 of our audited financial statements.

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

The Company intends to do this by marketing directly to consumers, predominantly through the Internet and, to a lesser extent, through selected print publications. The Company will start by establishing a website within the third quarter of 2007, if sufficient investment capital has been raised, and by launching a print media campaign within another several months after establishing the website.

The Company foresees no problem in satisfying its cash requirements for the year ending December 31, 2007, providing it can raise the entire $100,000 under its current offering. In the event a lesser amount is raised, the Company will need to adjust accordingly. As of June 30, 2007, the Company has raised $36,000. The Company has not budgeted for any revenues from operations for the first year of operations; however the Company does anticipate that a small amount of fee revenue will be generated during the first year. The Company has no plans or intentions to raise additional funding during its first year of operations; however the founders have informally pledged to provide additional funding through loans to the Company if necessary.

The Company intends to continue researching the various media sources and to look at expanding its service base wherever the opportunity may arise. This is something that the Company anticipates doing as long as the business is operating.

As has been mentioned previously, the Company intends to act as an intermediary or facilitator. The Company intends to help prospective Canadian clients navigate through the various options and present them with an efficacious alternative for their health care issues.

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

Our corporate headquarters is currently based out of our President's personal office. The Company does not pay any rent for the space and the Company has a verbal undertaking from him that he will not charge rent so long as the office remains in that location. The Company does not anticipate moving the office within the first year of operations.

The Company expects that it will be hiring employees or contract workers towards the end of the first year of operations. This decision will not be taken until such time as the Company has sufficient fee revenues coming into the Company to cover the cost of employees or workers. The Company plans on developing a fee-sharing plan that will be implemented when the Company requires labor services. The fee-sharing plan will have workers receive a piecework allowance for the services they provide to clients on behalf of the Company. The Company expects to develop the plan using either a percentage formula or a flat rate piecework payment. Workers will work from their own home or office and will supply their own computer, telephone, fax machine or any other equipment or supplies necessary.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are included with this filing.

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

August 20, 2007                                                                               Project Development Pacific, Inc.

By:

/s/ Darryl Mills

Darryl Mills, President, Director

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

August 20, 2007                                                                               Project Development Pacific, Inc., Registrant

By:

/s/ Darryl Mills

Darryl Mills, President, Director