Form 10QSB
period 2007-09-30
Project Development Pacific, Inc.
filed 2007-11-19
CIK 1378948

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report under Section 13 or 15(d) of

The Securities Act of 1934

For the Quarterly Period ended September 30, 2007

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

Yes      X

No    ____

There were 22,860,000 shares of Common Stock issued and outstanding as of September 30, 2007.

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

PROJECT DEVELOPMENT PACIFIC, INC.

 (A DEVELOPMENT STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS – UNAUDITED

SEPTEMBER 30, 2007

PROJECT DEVELOPMENT PACIFIC, INC.

 (A DEVELOPMENT STAGE COMPANY)

INDEX TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Condensed Balance Sheets as of September 30, 2007, and December 31, 2006

4

Condensed Statements of Operations for the Three and Nine Months

Ended September 30, 2007 and  2006, with Cumulative Totals Since Inception

5

Condensed Statements of Cash Flows for the Nine Months Ended

6

September 30, 2007 and 2006, with Cumulative Totals Since Inception

Notes to Condensed Financial Statements

7-12

PROJECT DEVELOPMENT PACIFIC, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2007	2006
	(Unaudited)
Current Assets
Cash and cash equivalents	$ 5,331	$ 7,728
Prepaid expenses	1,850	1,037

Total Current Assets	7,181	8,765

TOTAL ASSETS	$ 7,181	$ 8,765

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$ 900	$ 1,550
Loans from stockholders (Note 3)	100	100

Total Current Liabilities	1,000	1,650

Total Liabilities	1,000	1,650

STOCKHOLDERS' EQUITY
Common stock, par value $.001, 50,000,000 shares authorized and
22,860,000 and 22,500,000 shares issued and outstanding at
September 30, 2007 and December 31, 2006, respectively	22,860	22,500
Preferred stock, par value $.001, 10,000,000 shares authorized and none
issued and outstanding at September 30, 2007 or December 31, 2006	-	-
Additional paid-in capital	35,640	-
Deficit accumulated during the development stage	(52,319)	(15,385)

Total Stockholders' Equity	6,181	7,115

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 7,181	$ 8,765

The accompanying notes are an integral part of the condensed financial statements.

PROJECT DEVELOPMENT PACIFIC, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

	THREE MONTHS ENDED		NINE MONTHS ENDED		Cumulative Totals
	SEPTEMBER 30,		SEPTEMBER 30,		December 29, 2003 to
	2007	2006	2007	2006	September 30, 2007

INCOME
Operating revenues	$ -	$ -	$ -	$ -	$ -

OPERATING EXPENSES
Organizational costs	-	-	-	-	1,200
Office expenses	-	-	2,200	22	2,242
Professional fees	2,902	4,250	34,734	6,500	48,082
Licenses and taxes	-	-	-	-	795
Total Operating Expenses	2,902	4,250	36,934	6,522	52,319

NET LOSS APPLICABLE TO COMMON SHARES	$ (2,902)	$ (4,250)	$ (36,934)	$ (6,522)	$ (52,319)

NET LOSS PER BASIC AND DILUTED SHARES	$ (0.000)	$ (0.000)	$ (0.002)	$ (0.000)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	22,860,000	22,500,000	22,795,800	21,822,344

The accompanying notes are an integral part of the condensed financial statements.

PROJECT DEVELOPMENT PACIFIC, INC.

(A DEVELPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

	NINE MONTHS ENDED		Cumulative Totals from
	SEPTEMBER 30,		Inception,
			December 29, 2003,
	2007	2006	to September 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (36,934)	$ (6,522)	$ (52,319)

Changes in assets and liabilities
(Increase) decrease in prepaid expenses	(813)	-	(1,850)
Increase (decrease) in loans from stockholders	-	-	2,600
Increase (decrease) in accounts payable and
accrued expenses	(650)	2,250	900
Total adjustments	(1,463)	2,250	1,650

Net cash (used in) operating activities	(38,397)	(4,272)	(50,669)

CASH FLOWS FROM INVESTING ACTIVITES

Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITES
Common stock issued for cash	35,000	-	35,000
Stock subscriptions collected	1,000	20,000	21,000

Net cash provided by financing activities	36,000	20,000	56,000

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(2,397)	15,728	5,331

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	7,728	-	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 5,331	$ 15,728	$ 5,331

SUPPLEMENTAL CASH FLOW INFORMATION:
During the quarter, cash was paid for the following:
Income taxes	$ -	$ -	$ -
Interest	$ -	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for subscriptions receivable	$ 1,000	$ -	$ 21,000
Common stock issued for repayment of stockholder loans	$ -	$ 2,500	$ 2,500

The accompanying notes are an integral part of the condensed financial statements.

PROJECT DEVELOPMENT PACIFIC, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

NOTE 1-

ORGANIZATION AND BASIS OF PRESENTATION

The condensed unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The condensed financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company’s annual statements and notes.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed financial statements be read in conjunction with the December 31, 2006, audited financial statements and the accompanying notes thereto.  While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These condensed unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

Project Development Pacific, Inc., (the “Company”) was incorporated on December 29, 2003, under the laws of the State of Nevada.  The business purpose of the Company was originally to assist Canadian citizens to access health care services from private providers.  On November 9, 2007, the Company changed its name to Trilliant Exploration Corporation.  The change is explained more fully under Note 6, Subsequent Events, below. The Company has elected a fiscal year end of December 31.

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises.”  The Company is devoting substantially all of its efforts to developing and initiating its business plan.

Use of Estimates

The preparation of condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

PROJECT DEVELOPMENT PACIFIC, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Revenue Recognition

The Company recognizes revenues when, consistent with its plan of operations, a service has been rendered for a specified collectible price or when delivery of a product has passed title to a customer for a specified price with no unusual restrictions.  The Company has recognized no revenues as a service company since its inception on December 29, 2003.

Cash and Cash Equivalents

Cash and cash equivalents consists principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase.  The Company had $5,331 in cash and cash equivalents as of September 30, 2007.

Start-up Costs

In accordance with the American Institute of Certified Public Accountants’ Statement of Position 98-5, “Reporting on the Costs of Start-up Activities”, the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Common Stock Issued For Other Than Cash

Services purchased and other transactions settled in the Company's common stock are recorded at the estimated fair value of the stock issued if that value is more readily determinable than the fair value of the consideration received.

Net Income or (Loss) Per Share of Common Stock

The following table sets forth the computations for basic and diluted earnings or (loss) per share for its common stock:

PROJECT DEVELOPMENT PACIFIC, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

Net Income or (Loss) Per Share of Common Stock (Continued)

	THREE MONTHS		NINE MONTHS
	ENDED		ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2007	2006	2007	2006

Net income (loss)	$ (2,902)	$ (4,250)	$ (36,934)	$ (6,522)
Weighted average
common shares
outstanding (Basic)	22,860,000	22,500,000	22,795,800	21,822,344
Options	-	-	-	-
Warrants	-	-	-	-
Weighted average
common shares
outstanding (Diluted)	22,860,000	22,500,000	22,795,800	21,822,344
Net loss per share
(Basic and Diluted)	$ (0.000)	$ (0.000)	$ (0.002)	$ (0.000)

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Recently Issued Accounting Pronouncements

In September, 2006 the FASB issued SFAS No. 157, “Fair Value Measurements,” which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The provisions of SFAS No. 157 should be applied prospectively.  Management is assessing the potential impact on its financial condition and results of operations.

In February, 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities,” including an amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applicable to all entities with available-for-sale and trading securities.  SFAS No. 159 permits entities to measure many financial instruments and certain other items at fair value.  Eligible items include recognized financial assets and liabilities other than investments or interests which an entity is required to consolidate, financial assets or liabilities recognized under leases, deposit liabilities of financial institutions, or

PROJECT DEVELOPMENT PACIFIC, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Recently Issued Accounting Pronouncements (Continued)

financial instruments that are classified by the issuer as a component of shareholders’ equity.  Also eligible are firm commitments that would otherwise not be recognized at inception and that involve only financial instruments, non-financial insurance contracts and warranties that the issuer can settle by paying a third party to provide those goods or services, and host financial instruments that result from separation of an embedded non-financial derivative instrument from a non-financial hybrid instrument.  SFAS No. 159 is effective as of the beginning of an entity’s fiscal year that begins after November 15, 2007.  This pronouncement has no effect on the Company at this time.

  NOTE 3-

LOANS FROM STOCKHOLDERS

The Company has borrowed funds from stockholders for working capital purposes from time to time.  The loans are non-interest bearing.  They are payable on demand and, consequently, reported as current liabilities.  The Company owed $100 to a stockholder as of September 30, 2007.  Interest has not been imputed due to its immaterial impact on the financial statements.

NOTE 4-

PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income regardless of when reported for tax purposes.  Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the temporary differences which may arise from differences in the bases of fixed assets, depreciation methods  and allowances based on the income taxes expected to be payable in future years.  Minimal development stage deferred tax assets arising as a result of net operating loss carry-forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods.  Operating loss carry-forwards generated during the period from December 29, 2003, (date of inception) through September 30, 2007, of $52,319 will begin to expire in 2024.  Accordingly, deferred tax assets of approximately $18,312 were offset by the valuation allowance, which increased by $12,927 and $2,283 during the nine months ending September 30, 2007 and 2006, respectively.

PROJECT DEVELOPMENT PACIFIC, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

NOTE 5 -

STOCKHOLDERS’ EQUITY

Common Stock

As of September 30, 2007, the Company had 50,000,000 shares of common stock with a par value of $.001 authorized and had 22,860,000 shares issued and outstanding.

The following details the stock transactions for the Company:

On December 29, 2003, the Company issued 4,000,000 shares of its common stock at $.001 for $4,000 in subscriptions receivable.  On March 15, 2005, the Company cancelled 2,000,000 shares of common stock and the related subscription receivable, leaving 2,000,000 shares reported as outstanding as of December 31, 2004.

On December 15, 2005, the Company issued 18,000,000 shares of its common stock at $.001 for $18,000 in subscriptions receivable.  Since the $20,000 payment for the subscriptions receivable was received March 27, 2006, the subscriptions receivable was reported as a current asset on December 31, 2005.

On March 15, 2006, the Company issued 2,500,000 shares of its common stock at $.001 per share for $2,500 which was applied to reduce $2,600 of loans from stockholders, leaving a balance of such loans at $100.

During the period from January 1 to March 31, 2007,  the Company issued  325,000 common shares at a price of $.10 per share for a total of $32,500, which was deposited and is being used for working capital and to finance its plan of operations.

On June 4, 2007, the Company sold another 35,000 shares of its common stock at $.10 per share for a total of $3,500 to provide further working capital.

The Company’s stock has no readily determinable market price and is valued by the Company at par value, which is an estimate of fair value.

Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock with a par value of $.001.  As of September 30, 2007, none was issued and outstanding.

PROJECT DEVELOPMENT PACIFIC, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

NOTE 6 -

SUBSEQUENT EVENTS

On November 9, 2007, the Company changed its name to Trilliant Exploration Corporation and changed its purpose to mining exploration and development.  As of that date the Company is in the pre-exploration stage as defined by the Securities and Exchange Commission industry guide No. 7 as it applies to mining companies.

In November of 2007 the Company entered into an agreement to purchase 80 mining claims.  The terms of the purchase are:  (1) to issue to the Vendor 10,000,000 shares of the Company’s common stock, valued by the Company at $.001 par value for a total of $10,000; (2) to pay 10 installments of $50,000 USD each, for a total of $500,000 USD, by June 30, 2008; and to pay a 3% net smelter royalty to the Vendor.  The stock is to be issued to the Vendor in increments of 1,000,000 shares each coincident with the cash installments.  As of June 30, 2008, the Company will have title to the claims corresponding to the payments made, with no liability for any shortfall.

Management intends to finance the purchase of the mining claims through the sale of shares of its common stock.

NOTE 7 -

GOING CONCERN

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company  has an operating deficit since its inception, is in the development stage and has no recurring revenues. These items raise substantial doubt about the Company’s ability to continue as a going concern.

In view of these matters, realization of the assets of the Company is dependent upon the Company’s ability to meet its financial requirements through equity financing, borrowing and the success of future operations.  These financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

Results of Operations

Our cash in the bank at September 30, 2007, was $5,331.   In order to satisfy our cash requirements, we were required to complete our offering of up to 1,000,000 shares registered pursuant to our SB-2 Registration Statement as per October 31, 2006.  Since that date, the Company has sold 360,000 shares, raising a total of $36,000.

For the period from inception (December 29, 2003) to September 30, 2007, we had no revenues and incurred net operating losses of $52,319, consisting of professional fees and general and administrative expenses primarily incurred in connection with the preparation and submission of SEC filings .

Net cash provided by financing activities since inception (December 29, 2003) through September 30, 2007 was $56,000, raised from the private sale of stock to our officers and directors and sales of stock under our Registration statement on Form SB-2.

Our auditors have expressed the opinion in our audited financial statements for December 31, 2006 that there is substantial doubt about our ability to continue as a going concern.  Please refer to Note 6 of our audited financial statements.

Plan of Operation

PD Pacific is a development stage company with no operations, no revenue, no financial backing and few assets.   Originally, the Company was established as a confidential resource for information relating to health care, diagnostic matters, treatment and intervention options and the procurement of private professional diagnostic and treatment centers.

Since entering into an agreement to purchase certain mining claims, we have changed our plan of operation to mining exploration and development.  Upon completion of the purchase, we plan to perform testing to prove the claims, and then take the necessary steps to build a diamond mining business.

The Company intends to expand its Board of Directors before the end of the current year to include the necessary mining industry and other experts to take the Company forward.    We have begun speaking with geologists experienced in diamond exploration and we will continue to do so until we have found the appropriate expertise.  We intend to begin proving the claims early in 2008.  For the quarter ending on December 31, 2007, the Company does not intend on undertaking any exploration activities, but to retain consulting engineers and develop a business plan for mining activities in 2008.

The Company believes it has sufficient cash for its operations for the year ending December 31, 2007.  As of September 30, 2007, the Company has raised $36,000.  The Company has not budgeted for any revenues from operations for the first year of operations. We have no plans to undertake mining expenditures before the end of this year.  The Company has no plans or intentions to raise additional funding during the year ended December 31, 2007; however the major shareholders have informally pledged to provide additional funding through loans to the Company if necessary, although there is no written loan or financing agreement.

The Company intends to undertake a debt or equity financing early in 2008 to complete the purchase of the Northern Saskatchewan claims and to undertake the exploration necessary to prove the claims.   This financing is expected to be up to $3,000,000.

The Company has no plans to enter into supply contracts or any type of formal relationship in the immediate future, other than those necessary to prove the claims it is purchasing.  The Company is not looking for exclusive marketing rights nor does the Company plan to enter into any agency agreements.

The Company does not anticipate the need to purchase or otherwise acquire any significant plant, equipment or land within the first year of operations.  Until such time as the claims have been proven, the Company requires no significant plant, equipment or land holdings.  We have begun development of a website and will be making a decision on expanding office space in the next several months.  Our corporate headquarters is currently based out of our President’s personal office.  The Company does not pay any rent for the space and the Company has a verbal undertaking from him that he will not charge rent so long as the office remains in that location.

The Company expects that it will be hiring employees or contract workers towards the end of the first year of operations.  This decision will not be taken until such time as the Company has undertaken a significant amount of exploration and determined the viability of its claims.

While our President has indicated a willingness to provide services and financial contributions if necessary, there are presently no agreements, arrangements, commitments or specific understandings, verbally or in writing, between the President and the Company.

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

PART II – OTHER INFORMATION

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

November  19, 2007

Project Development Pacific, Inc.

By:

/s/ Darryl Mills

______________________________

Darryl Mills, President, Director

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

November 19, 2007

Project Development Pacific, Inc., Registrant

By:

/s/ Darryl Mills

______________________________

Darryl Mills, President, Director