Form 10KSB
period 2007-12-31
TRILLIANT EXPLORATION CORP
filed 2008-03-28
CIK 1378948

SECURIITES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2007

Commission File No.  333-138332

TRILLIANT EXPLORATION CORP.

(Exact name of registrant as specified in its charter)

Nevada	20-0936313
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2300 West Sahara Avenue

Suite 800

Las Vegas, NV 89102

(Address of principal executive offices)

Issuer’s telephone number: (702) 664-0078

Securities registered under Section 12(b) of the Exchange Act:

Securities registered under Section 12(g) of the Exchange Act:

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes  [  ] No

Check if there is no disclosure of delinquent filers in response to Item 405 or Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB  [  ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [X] Yes     [  ] No

State issuer’s revenues for its most recent fiscal year:

            $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  $0.00

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  As of March 16, 2008, the issuer had 58,720,000 shares of common stock issued and outstanding.

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

PART I

Item 1.

Description of Business

Business Development

Project Development Pacific, Inc. (the Company) was incorporated on December 29, 2003, in the state of Nevada.  The Company is a development stage company.  On November 9, 2007, the Company changed its name to Trilliant Exploration Corporation (“Trilliant”).  The Company has never conducted operations and has had no revenues to date.  The Company has never declared bankruptcy, has never been in receivership, and has never been involved in any legal action or proceedings. Since becoming incorporated, the Company has not made any significant purchase or sale of assets, nor has it been involved in any mergers, acquisitions or consolidations.

Business of Issuer

We originally established ourselves as a health care service database to assist Canadian citizens in accessing private health care providers.  However, based on a review of the current business climate in the private medical service sector in Canada, we have chosen to move our business in a new direction.  During the fourth quarter of 2007, we began acquiring interests in mining properties located in Saskatewan, Canada.  Accordingly, we have changed our business plan to one of mineral exploration.

Current Business

At present, we are a pre-exploration stage company.  A pre-exploration stage company is one that is in the process of preparing for a search of mineral properties in an effort to locate mineral deposits that can be developed to the stage of a commercially viable producing mine.  We currently own a 100% interest in 80 claims in ten townships in Saskatewan, Canada.  These claims were acquired from Blackedge Strategic Capital and Consulting Ltd. (“Blackedge”) through an Asset Purchase Agreement.  We do not have any current plans to acquire interests in any additional mineral properties, although we may consider further acquisitions in the future.

To date we have performed no exploration work on the property.  We are presently in the pre-exploration stage and we cannot guarantee that a commercially viable mineral deposit exists in the property until exploration is completed and a comprehensive evaluation determines if it has economic feasibility.

We have no revenues, have achieved losses since inception, have no operations, have been issued a going concern opinion by our auditors and rely upon the sale of our securities and loans from our officers and directors to fund operations.

Our business is subject to the risks inherent with a natural resource based company in its early exploration stage of development.  These risks include, but are not limited to: limited capital resources; limited industry operating experience; possible delays due to weather, manpower and equipment shortage and regulatory processing practices; possible cost overruns due to price increases in services, supplies and equipment; and the general speculative nature of exploring a raw mineral property for minerals.

At the present, we have no employees and five officers and directors, each of whom plans to devote only four hours per week to our operations.

The Company’s common stock has been assigned the ticker symbol TTXP and has been approved for trading on the Over-The-Counter Bulletin Board (“OTCBB”).  However, no trading market has developed.

Our administrative office is located at 2300 West Sahara Avenue, Suite 800, Las Vegas, NV 89102.  Our fiscal year end is December 31.

Subsequent Events

On February 18, 2008 Trilliant and Blackedge Strategic Capital and Consulting Ltd. amended the terms of their November 9, 2007 asset purchase agreement.  The amended agreement has Trilliant receiving 100% free and unencumbered ownership of the 80 mineral claims in Northern Saskatchewan for 10,000,000 common shares of Trilliant Exploration Corporation common stock.  There is no cash consideration or residual ownership interest in the amended agreement.

In late February Trilliant also began informal talks with other interested parties concerning joint venture opportunities.

Research and Development Activities and Costs

Our Directors and officers have not undertaken any research and development to date.  The Company does not have any plans to undertake any additional research or development in the future.

Compliance With Environmental Laws

 The Company's business is subject to extensive governmental controls and regulations which are amended from time to time.  The Company is unable to predict what additional legislation or amendments may be proposed that might affect its business or the time at which any such proposals, if enacted, might become effective.  Such legislation or amendments, however, could require increased capital and operating expenditures and could prevent or delay certain operations by the Company.

Facilities

The Company does not own facilities of any kind.  The company has rented corporate office space in Las Vegas, Nevada for $350 per month, on a month-to-month basis.  We expect to remain at that location for the foreseeable future.

Employees

The Company does not intend to hire employees until its business has been successfully launched and has sufficient reliable sales revenues.  Our officers and Directors will do whatever work is necessary to bring the business to the point of earning revenues. Human resource planning will be part of an ongoing process that will include constant evaluation of our operations. The Company does not expect to hire any employees before the end of this calendar year.  However, in the event that we are able to raise sufficient capital and proceed with an exploration program, and if operated by us, we may hire a number of employees, as is necessary, to conduct the aforementioned exploration program.

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

Item 2.

Description of Property.

The Company does not own any property, real or otherwise.  For the foreseeable future the Company will conduct our administrative affairs from our corporate office in Las Vegas Nevada.

The Company does not have any investments or interests in any real estate.  The Company also does not invest in real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3.

Legal Proceedings

The Company is not a party to any pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

On November 9, 2007, a majority of the Company’s shareholders approved a change in the Company’s name to Trilliant Exploration Corporation.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Market Information

The Company’s common stock began trading on the Over-the-Counter Bulletin Board on November 15, 2007.  Since that time, the high has been $1.50 and the low has been $.50.

Holders.

As of the date of this Report, The Company has forty-four (44) shareholders of record owning its common stock.

Dividends.

On November 9, 2007, the Company declared a 2:1 stock dividend, by which every stockholder received 2 new shares of stock for every share owned on the date of redemption, December 12, 2007.

There are no restrictions that would limit our ability to pay dividends on common equity or that are likely to do so in the future. The Company will not be paying dividends to its shareholders in the foreseeable future.

Item 6.

Management’s Plan of Operation.

This report includes a number of forward looking statements that reflect our current views with respect to future events and financial performance. Forward looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events.  You should not place undue certainty on these forward looking statements, which apply only as of the date of this report.  These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Trilliant Exploration Corporation, or Trilliant Exploration Corp., was originally organized under the laws of the State of Nevada on December 29, 2003, as Project Development Pacific, Inc., a development stage company that was established to assist Canadian citizens to access health care services from private providers.  On November 09, 2007, the Company amended its Articles of Incorporation to change its name to Trilliant Exploration Corporation, with the intent to engage in the exploration of mineral properties for diamonds.

Results of Operations

We currently have no revenue from operations.  We are in a start-up phase with our existing assets.  There can be no assurance that we will generate revenues in the future, or that we will be able to operate profitably in the future, if at all.

We have incurred net losses since inception of our operations.  We have never declared bankruptcy, have never been in receivership, and never been involved in any legal action or proceedings.  Since becoming incorporated, we have not made any significant sale of assets, nor have we been involved in any mergers or consolidations.

As at December 31, 2007, our cash and cash equivalents was $1,081. For the period ended December 31, 2007, we had no revenues and incurred net operating loss of $48,234.  Net cash provided by financing activities for the period ended December 31, 2007 was $36,501, raised from the private sale of common shares.  The net loss applicable to common shares from inception on December 29, 2003 to the period ended December 31, 2007 was $63,619.  The net loss applicable to common shares increased from $12,785 on December 31, 2006, to $48,234 as at December 31, 2007, due to increases in professional fees and general and administrative expenses primarily incurred in connection with the preparation and submission of SEC filings.  During the fiscal 2007 year, the number of common shares outstanding increased by 3,720,000 shares, resulting from the issuance of stock for cash and for the payment of debt.  On December 31, 2007 there were 48,720,000 common shares outstanding, following a 2 for 1 stock split effected on November 9, 2007.

Our auditors have expressed the opinion in our audited financial statements for December 31, 2007 that there is substantial doubt about our ability to continue as a going concern. Please refer to Note 7 of our audited financial statements.

Plan of Operation

The following discussion of our plan of operation should be read in conjunction with our consolidated financial statements and the notes to those statements included elsewhere in this annual report.  In addition to the historical consolidated financial information, the following discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors.

The Company intends to expand its Board of Directors during the 2008 fiscal year to include the necessary mining industry and other experts to take the Company forward.  Since entering into an agreement to purchase certain mining claims, we have changed our plan of operation to mining exploration.

Our business plan is to proceed with the completion of the acquisition and exploration of our Fort a la Corne claims as announced on November 8, 2007 (Please refer to Note 5 of our audited financial statements).  Our plan is to begin the exploration of our claims in the 2008 fiscal year.  However, the decision to initiate an exploration program will be taken at such time after the Company has completed a financing.

The Company does not have sufficient cash and funding in place to commence and conduct an exploration program on the Fort a la Corne claims.  Should the Company initiate an exploration program on the Fort a la Corne claims in the 2008 fiscal year, it will have to hire employees or contract workers to conduct the exploration work.  In addition, the Company will also have to hire office and administrative staff to oversee the management of the Company and its exploration programs.  As at December 31, 2007 the Company does not have sufficient cash to hire any full-time or part-time employees, or any contract workers.

The Company intends to undertake a debt or equity financing early in fiscal 2008, so that it may execute the purchase of our Fort a la Corne claims, initiate an exploration program on the Fort a la Corne claims, and hire the necessary personnel that the Company will require to conduct an exploration program.  This financing is expected to be up to $3,000,000.

The Company may enter into supply contracts and establish formal relationships in the immediate future, so that it can initiate an exploration program, establish a base camp, and hire the personnel required for the operation of the Company, in the 2008 fiscal year.  The Company is not looking for exclusive marketing rights nor does the Company plan to enter into any agency agreements.

The Company does not anticipate the need to purchase or otherwise acquire any significant plant, equipment or land within the first year of operations.  Until such time as the claims have been proven, the Company requires no significant plant, equipment or land holdings.  We have begun development of a website and are currently in the process of securing office space in Las Vegas, Nevada.  The Las Vegas office space is expected to cost approximately $350 per month initially.  The rental cost will increase as extra space and services are required.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 7.

Financial Statements

TRILLIANT EXPLORATION CORPORATION

(FORMERLY PROJECT DEVELOPMENT PACIFIC, INC.)

 (A PRE-EXPLORATION STAGE COMPANY)

AUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

AND FOR THE PERIOD OF DECEMBER 29, 2003

 (INCEPTION) TO DECEMBER 31, 2007

TRILLIANT EXPLORATION CORPORATION

(FORMERLY PROJECT DEVELOPMENT PACIFIC, INC.)

 (A PRE-EXPLORATION STAGE COMPANY)

INDEX TO AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

AND THE PERIOD OF DECEMBER 29, 2003 TO DECEMBER 31, 2007

          Page(s)

     Report of Independent Registered Public Accounting Firm                                           1

     Balance Sheets as of December 31, 2007 and 2006

   2

    Statements of Operations for the Years Ended December 31, 2007

        and 2006 with Cumulative Totals Since Inception

         3

    Statement of Changes in Stockholders’ Equity (Deficit) for the Period Dec. 29,

       2003 (Inception) to December 31, 2007

       4

    Statements of Cash Flows for the Years Ended December 31, 2007

  and 2006 with Cumulative Totals Since Inception

        5

    Notes to Financial Statements

     6-11

TRILLIANT EXPLORATION CORPORATION

(FORMERLY PROJECT DEVELOPMENT PACIFIC, INC.)

(A PRE-EXPLORATION STAGE COMPANY)

AUDITED BALANCE SHEETS

DECEMBER 31, 2007 AND 2006

ASSETS

	December 31,	December 31,
	2007	2006
Current Assets

Cash and cash equivalents	$ 1,081	$ 7,728
Prepaid expenses	-	1,037

Total Current Assets	1,081	8,765

TOTAL ASSETS	$ 1,081	$ 8,765

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES

Current Liabilities

Accounts payable	$ 5,599	$ 1,550
Loans payable to stockholder	351	100

Total Current Liabilities	5,950	1,650

Total Liabilities	5,950	1,650

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, par value $.001, 100,000,000 shares authorized and
48,720,000 and 45,000,000 issued and outstanding
at December 31, 2007 and 2006, respectively
after giving effect to a 2 for 1 split on November 9, 2007	48,720	45,000
Preferred stock, par value $.001, 10,000,000 shares authorized and none
issued and outstanding.	-	-
Additional paid-in capital	11,280	(22,500)
Deficit accumulated during the development stage	(40,539)	(15,385)
Deficit accumulated during the pre-exploration stage	(23,080)	0

Total Stockholders' Equity (Deficit)	(3,619)	7,115

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$ 1,081	$ 8,765

The accompanying notes are an integral part of these financial statements.

TRILLIANT EXPLORATION CORPORATION

(FORMERLY PROJECT DEVELOPMENT PACIFIC, INC.)

(A PRE- EXPLORATION STAGE COMPANY)

AUDITED STATEMENTS OF OPERATIONS

	Year ending		Cumulative Total
			From Inception,
	December 31,		Dec. 29, 2003,
	2007	2006	to Dec.31, 2007

INCOME	$ -	$ -	$ -

OPERATING EXPENSES
Organizational expenses	-	-	1,200
Professional fees	42,336	12,763	55,684
Office expenses	2,366	22	2,408
Outside services	3,532	-	3,532
Taxes and licenses	-	-	795
Total Operating Expenses	48,234	12,785	63,619

NET LOSS APPLICABLE TO COMMON SHARES	$ (48,234)	$ (12,785)	$ (63,619)

NET LOSS PER BASIC AND DILUTED SHARES	$ (0.001)	$ (0.000)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING (After giving effect to
a 2 for 1 stock split on November 9, 2007)	46,076,328	43,972,602

The accompanying notes are an integral part of these financial statements.

TRILLIANT EXPLORATION CORPORATION (FORMERLY PROJECT DEVELOPMENT PACIFIC, INC.)

(A PRE-EXPLORATION STAGE COMPANY)

AUDITED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)

December 29, 2003 (Inception)	-	-	-	-	-
Issuance of common stock
December 29, 2003	4,000,000	$ 4,000	$ (2,000)	$ -	$ 2,000
Net loss during development stage	-	-	-	-	-
Balance, December 31, 2003	4,000,000	4,000	(2,000)	-	2,000

Less net loss during development stage	-	-	-	(1,805)	(1,805)
Balance, December 31, 2004	4,000,000	4,000	(2,000)	(1,805)	195

Issuance of common stock
December 15, 2005	36,000,000	36,000	(18,000)	-	18,000
Net loss during development stage	-	-	-	(795)	(795)
Balance, December 31, 2005	40,000,000	40,000	(20,000)	(2,600)	17,400

Issuance of common stock for cash, March 15, 2006	5,000,000	5,000	(2,500)	-	2,500
Net loss during development stage	-	-	-	(12,785)	(12,785)
Balance, December 31, 2006	45,000,000	45,000	(22,500)	(15,385)	7,115

Issuance of common stock for cash, March 31, 2007	650,000	650	31,850	-	32,500
Issuance of common stock for cash, June 4, 2007	70,000	70	3,430	-	3,500
Issuance of common stock
November 6, 2007	2,500,000	2,500	(1,250)	-	1,250
Issuance of common stock in payment of debt,
November 6, 2007	500,000	500	(250)	-	250
retrospectively applied				(36,934)
Net loss during development stage	-	-	-	(11,300)	(48,234)
Net loss during pre-exploration stage
Balance, December 31, 2007	48,720,000	$ 48,720	$ 11,280	$ (63,619)	$ (3,619)

The accompanying notes are an integral part of these financial statements.

TRILLIANT EXPLORATION CORPORATION (FORMERLY PROJECT DEVELOPMENT PACIFIC, INC.)

(A PRE-EXPLORATION STAGE COMPANY)

AUDITED STATEMENTS OF CASH FLOWS

	Year Ending	Year Ending	Cumulative Total From
	December 31,	December 31,	Inception, Dec. 29, 2003
	2007	2006	to December 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (48,234)	$ (12,785)	$ (63,619)

Changes in operating assets and liabilities
(Increase) decrease in prepaid expenses	1,037	(1,037)	-
Increase in accounts payable and accrued expenses	4,049	1,550	5,599

Net cash provided by (used in) operating activities	(43,148)	(12,272)	(58,020)

CASH FLOWS FROM INVESTING ACTIVITES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITES
Increase in loans from stockholders	501	(2,500)	601
Common stock issued for cash	36,000	2,500	38,500
Stock subscriptions collected	-	20,000	20,000

Net cash provided by financing activities	36,501	20,000	59,101

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(6,647)	7,728	1,081

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	7,728	-	-

CASH AND CASH EQUIVALENTS -
END OF PERIOD	$ 1,081	$ 7,728	$ 1,081

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -	$ -
Cash paid for taxes	$ -	$ -	$ -

Non-Cash Financing and Investing
Stock issued for debt repayment	$ 250	$ -	$ 250
Common stock issued for subscription receivable	$ 1,250	$ -	$ 21,250

The accompanying notes are an integral part of these financial statements.

TRILLIANT EXPLORATION CORPORATION

(FORMERLY PROJECT DEVELOPMENT PACIFIC, INC.)

 (A PRE-EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

NOTE 1-

ORGANIZATION AND BASIS OF PRESENTATION

Trilliant Exploration Corporation (the Company) was incorporated on December 29, 2003 under the laws of the State of Nevada.  The Company was originally incorporated as Project Development Pacific, Inc.  The business purpose of the Company was originally to assist Canadian citizens to access health care services from private providers.  On November 9, 2007 the Company changed its name to Trilliant Exploration Corporation and changed its business purpose to the acquisition and development of mineral properties.  The Company has elected a fiscal year end of December 31.

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Pre-exploration Stage Company

The Company is considered to be in the pre-exploration stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises” as interpreted by the Securities and Exchange Commission for mining companies in Industry Guide 7.  The Company is devoting substantially all of its efforts to the execution of its business plan.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consists principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase.  The Company had $1,081 and $7,728 in cash and cash equivalents as of December 31, 2007 and 2006, respectively.

Start-up Costs

In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, “Reporting on the Costs of Start-up Activities”, the Company expenses all costs incurred in connection with the start-up and organization of the Company.

TRILLIANT EXPLORATION CORPORATION

(FORMERLY PROJECT DEVELOPMENT PACIFIC, INC.)

 (A PRE-EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINED)

Common Stock Issued For Other Than Cash

Services purchased and other transactions settled in the Company's common stock are recorded at the estimated fair value of the stock issued if that value is more readily determinable than the fair value of the consideration received.

Revenue Recognition

The Company recognizes revenue when a sale agreement has been made, when there are no restrictions or repurchase agreements on the transaction, when collection is reasonably certain, and when the goods or services have been delivered to the buyer.  The Company has yet to realize any revenues.

Net Income or (Loss) Per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share:

	YEARS ENDED
	DECEMBER 31,
	2007	2006

Net income (loss)	$ (48,234)	$ (12,785)

Weighted average common
shares outstanding (Basic)	46,076,438	43,972,602

Options	-	-
Warrants	-	-

Weighted average common
shares outstanding (Diluted)	46,076,438	43,972,602
Net loss per share
(Basic and diluted)	$ (0.001)	$ (0.000)

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

TRILLIANT EXPLORATION CORPORATION

(FORMERLY PROJECT DEVELOPMENT PACIFIC, INC.)

 (A PRE-EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements

In December, 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51.” SFAS No. 160 applies to “for profit” entities that prepare consolidated financial statements where there is an outstanding non-controlling interest in a subsidiary.  The statement requires that the non-controlling interest be reported in the equity section of the consolidated balance sheet but identified separately from the parent.  The amount of consolidated net income attributed to the non-controlling interest is required to be presented, clearly labeled for the parent and the non-controlling entity, on the face of the consolidated statement of income.  When a subsidiary is deconsolidated, any retained non-controlling interest is to be measured at fair value.  Gain or loss on deconsolidation is recognized rather than carried as the value of the retained investment.  The statement is effective for fiscal years and interim periods beginning on or after December 15, 2008.  It cannot be adopted earlier but, once adopted, it is to be applied retroactively.  This pronouncement has no effect on this Company’s financial reporting at this time.

In February, 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities,”  including an amendment to SFAS no. 115, “Accounting for Certain Investments in Debt and Equity Securities, applicable to all entities with available-for-sale and trading securities.  SFAS No. 159 permits entities to measure many financial instruments and certain other items at fair value.  Eligible items include recognized financial assets and liabilities other than investments or interests which an entity is required to consolidate, financial assets or recognized under leases, deposit liabilities of financial institutions, or financial instruments that are classified by the issuer as a component of shareholders’ equity.  Also eligible are firm commitments that would otherwise not be recognized at inception and that involve only financial instruments, non-financial insurance contracts and warranties that the issuer can settle by paying a third party to provide those goods and services, and host financial instruments that result from separation of an embedded non-financial derivative instrument from a non-financial hybrid instrument.  SFAS No. 159 is effective as of the beginning of an entity’s fiscal year that begins after November 15, 2007.  This pronouncement has no effect on the Company at this time.

In September, 2006 the FASB issued SFAS No. 157, “Fair Value Measurements,” which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued

TRILLIANT EXPLORATION CORPORATION

(FORMERLY PROJECT DEVELOPMENT PACIFIC, INC.)

 (A PRE-EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements (Continued)

for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The provisions of SFAS No. 157 should be applied prospectively.  This pronouncement has no effect on the Company’s financial statements due to the short-term, cash nature of its assets and liabilities.

Mineral Acquisition and Exploration Costs

The Company has been in the pre-exploration stage since its change of mission on November 9, 2007 and has not yet realized any revenue from its planned operations.  It is primarily engaged in the acquisition, exploration, and development of mining properties.  Mineral property acquisition and exploration costs are expensed as incurred.  When it has been determined that a mineral property can be economically developed as a result of establishing proven and profitable reserves, the costs incurred to develop such property are capitalized.  Such costs will be depreciated using the units-of-production method over the estimated life of the probable reserves.

NOTE 3-

PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income regardless of when reported for tax purposes.  Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the temporary differences which may arise from differences in the bases of fixed assets, depreciation methods  and allowances based on the income taxes expected to be payable in future years.  Minimal development stage deferred tax assets arising as a result of net operating loss carry-forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods.  Operating loss carry-forwards generated during the period from December 29, 2003 (date of inception) through December 31, 2007 of approximately $63,619 will begin to expire in 2023.  Accordingly, deferred tax assets of approximately $22,267 were offset by the valuation allowance.  For the year ended December 31, 2007 and 2006 the allowance increased by approximately $16,882 and $4,475, respectively.  Utilization of net operating losses may be further benefited by provision of various Internal Revenue Code sections, including continuity of business limitations.

TRILLIANT EXPLORATION CORPORATION

(FORMERLY PROJECT DEVELOPMENT PACIFIC, INC.)

 (A PRE-EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

NOTE 4 -

STOCKHOLDERS’ DEFICIT

Common Stock

As of December 31, 2007 the Company has 100,000,000 shares of common stock authorized with a par value of $.001 per share.  48,720,000 common shares are issued and outstanding.

The following details the stock transactions for the Company:

On December 29, 2003 the Company sold 4,000,000 pre-split shares of its common stock at $.001 per share for $4,000 subscriptions receivable. Collection of $2,000 of the subscriptions receivable was completed on 2,000,000 shares.  The remaining subscription receivable of $2,000 was cancelled and the unpaid 2,000,000 shares were cancelled.  The proceeds were used for working capital.

On December 15, 2005 the Company sold 18,000,000 pre-split shares of its common stock at $.001 per share for $18,000 subscriptions receivable which were collected.  The proceeds were used for working capital and to execute the Company’s business plan.

On March 15, 2006 the Company sold 2,500,000 of its pre-split shares at $.001 per share for $2,500 cash.  The proceeds were used for working capital.

During January-March of 2007, the Company sold 325,000 of its pre-split shares at $.10 per share for $32,500 cash.  The proceeds were used for working capital and to fund its operations.

On June 4, 2007 the Company sold 35,000 pre-split shares for $.10 per share.  The $3,500 cash received was used for working capital and to fund operations.

On November 6, 2007 the Company sold 1,250,000 pre-split shares at $.001 for subscriptions receivable.  The $1,250 receivable was outstanding as of December 31, 2007 but was collected subsequently.  On the same date, 250,000 pre-split shares at $.001 were exchanged for a $250 reduction in loans from stockholders.

On November 9, 2007 the Company affected a 2 for 1 stock split.  The 24,360,000 shares at $.001 par became 48,720,000 shares at $.001 par value.  This stock was retroactively applied on the statement of stockholders’ equity (deficit) to the earliest period presented.

TRILLIANT EXPLORATION CORPORATION

(FORMERLY PROJECT DEVELOPMENT PACIFIC, INC.)

 (A PRE-EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

NOTE 5 -

ACQUISITION OF MINERAL RIGHTS

On November 8, 2007 the Company entered into an agreement with a non-related party (the “Vendor”) (the “Agreement”) to purchase 80 claims for mineral rights in 10 townships located in Canada for  $10,000 USD and a 3% net smelter royalty.  Terms of payment are ten installments of 2,000,000 shares (due to a 2 for 1 stock split on November 9, 2007) and $50,000 USD each to be made by June 30, 2008.  Each township’s claims represent one “closing.”  The last closing is to be made on or before June 28, 2008.  The Vendor acknowledges that the purchase is to be made through the sale of the Company’s stock and payment of cash.  As of December 31, 2007 the Company had not made any payments under the Agreement.  The Company had also not received any land under the Agreement at December 31, 2007 and so no liability was recorded.  The Company owed $0 under the Agreement as of December 31, 2007.

NOTE 6 -

LOANS PAYABLE TO STOCKHOLDERS

A stockholder has incurred expenses on behalf of the Company or advanced funds for working capital needs.  These are presented as current liabilities due to the short-term nature of the loans.  The total owed to the stockholder was $351 as of December 31, 2007.

NOTE 7 -

GOING CONCERN

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company has incurred an operating deficit since its inception, is in the pre-exploration stage and has no recurring revenues. These items raise substantial doubt about the Company’s ability to continue as a going concern.

In view of these matters, realization of the assets of the Company is dependent upon the Company’s ability to meet its financial requirements through equity financing and the success of future operations.  These financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 7 -

SUBSEQUENT EVENTS

On February 18, 2008 Trilliant and Blackedge Strategic Capital and Consulting Ltd. amended the terms of their November 9, 2007 asset purchase agreement.  The amended agreement has Trilliant receiving 100% free and unencumbered ownership of the 80 mineral claims in Northern Saskatchewan for 10,000,000 common shares of Trilliant Exploration Corporation common stock.  There is no cash consideration or residual ownership interest in the amended agreement

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A.  Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (using COSO standards and as defined by Rule 15(d)-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company’s chief executive officer and chief financial officer (or persons performing similar functions). Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company’s disclosure controls and procedures were effective.

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the year ended December 31, 2007, there were no significant changes to this system of internal controls over financial reporting or in other factors that could significantly affect those controls.

Item 8B.  Other Information.

None.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Set forth below is the name and age of each individual who was a director or executive officer of Trilliant as of December 31, 2007, together with all positions and offices of the Company held by each and the term of office and the period during which each has served:

Directors:

Name of Director	Age
Darryl Mills	53
Dave Ludwar	56
Doug Billingsley	49
Paul Coon	47
Peter Ball	40

Executive Officers:

Name of Officer	Age	Office
Darryl Mills	53	President
Dave Ludwar	56	CEO
Doug Billingsley	49	CFO/Treasurer
Paul Coon	47	VP Corporate Affairs/Secretary
Peter Ball	40	VP Corporate Development

All directors serve for a period of one year, or until a successor is duly elected at the next annual shareholders meeting.

Darryl Mills

Darryl Mills has worked with the Government of Saskatchewan, private sector companies, and community service organizations, in economic development and finance, where he has more than 20 years of senior project management experience.  Mr. Mills recently sold a successful food services business, which he founded.  Mr. Mills currently operates a consulting business.  Mr. Mills received his formal education at the University of Saskatchewan in Saskatoon and at the University of Regina, obtaining degrees in business and public administration.

Dave Ludwar

Dave Ludwar has held executive positions in financial services and software development companies.  In addition to owning and operating his own furniture manufacturing company, Mr. Ludwar is a consultant for an environmental company that has developed a solution for the disposal of scrap tires.  Mr. Ludwar also acts as CFO for small businesses focused on the Lifestyle and Wellness Industry.  Mr. Ludwar’s main strengths lie in communications, planning, and project management, ensuring that business strategies get completed on time and on budget.  Mr. Ludwar holds Diplomas in Accounting, Administration & Retailing from Saskatchewan Technical Institute.

Doug Billingsley

Mr. Billingsley has held numerous senior executive positions in large financial services and manufacturing organizations for private and publicly listed companies.  Mr. Billingsley has prior experience as a CFO, and as a director of junior mining companies, and has extensive knowledge of the mining industry.  Mr. Billingsley has won several AMA awards, including Marketer of the Year.  Mr. Billingsley’s broad managerial experience ranges from strategic planning and systems development, to asset securitization and corporate finance.  Mr. Billingsley holds a BA in political science and economics from the University of British Columbia and an MBA in finance and marketing from the University of Saskatchewan.

Peter A. Ball

Mr. Ball has close to 20 years of mining, brokerage and communications industry experience.  A graduate of the Haileybury School of Mines, Mr. Ball has worked in various mining engineering, project development roles for Sherritt Gordon Mines, Hudson Bay Mining & Smelting and Echo Bay Mines Ltd.  After completing the Business Administration Accounting program at Georgian Business College, Mr. Ball worked in the marketing and corporate relations department with Eldorado Gold Corporation, and as Manager Corporate Development for United Bolero Development.  Mr. Ball completed the Canadian Securities Course and worked as an Investment Advisor for RBC Dominion Securities.  Currently, Mr. Ball is the Manager of Business Development and Corporate Communications for two public resource companies, both listed on the Toronto Venture Exchange, where he is responsible for developing communication strategies, building strategic business relationships, media relations, other business development initiatives and assisting in corporate financings.

Paul S. Coon

Paul Coon has over 10 years of experience working with private and publicly listed companies in corporate communications, investor relations and corporate governance.  For the last two years, Mr. Coon was the Director of Communications for OTC Filers, where he worked as a technical writer and business analyst specializing in the preparation of registration statements, prospectuses and business plans.  Mr. Coon completed the Canadian Securities Course, and began his career in the securities industry with the TD Bank, and as an Investment Advisor with Levesque Securities.  Mr. Coon recently completed the sale of a successful, Vancouver-based, sportswear clothing company, which, as a Director, he co-founded in 2006.  Mr. Coon completed a Diploma from the British Columbia Institute of Technology in Management Systems, with an emphasis on Financial Management and Human Resources Management.

None of Trilliant’s Directors or executive officers have been involved, during the past five years, in any bankruptcy proceeding, conviction or criminal proceedings; has not been subject to any order, judgment, or decree, not subsequently reversed or suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and has not been found by a court of competent jurisdiction, the Commission or the Commodity Futures trading Commission to have violated a federal or state securities or commodities law.

Employment Agreements

N/A

Significant Employees

Trilliant has no significant employees other than the officers and directors described above.

Code of Ethics

The Company has not adopted a Code of Ethics as of the year ended December 31, 2007.

Corporate Governance

There have been no changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an audit committee financial expert as defined in Item 401(e) of Regulation S-B, and is independent as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

Audit Committee

The sole member of the Audit Committee is Darryl Mills, who is not considered to be independent.  There is currently no public market for our common stock.  Thus, we are not subject to NASDAQ audit committee requirements. We do not have any independent board members in our audit committee who are considered to be financial experts.

Item 10.  Executive Compensation.

Our executive Officers do not currently receive and are not accruing any compensation.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth the beneficial ownership of the Company's officers, directors, and persons who own more than five percent of the Company's common stock as of the date of this filing. Under relevant provisions of the Securities and Exchange Act of 1934 (the “Exchange Act”), a person is deemed to be a "beneficial owner" of a security if he or she has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership in 60 days. More than one person may be deemed to be a beneficial owner of the same securities. The percentage ownership of each stockholder is calculated based on the total number of outstanding shares of our common stock of 68,220,000 as of the date of this filing.

The table is based upon information provided by our directors and executive officers.

Amount and Nature of Beneficial Ownership as of the date of this filing.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent Of Class
Common	Darryl Mills Director, President 9815 Cawley Street, Chilliwack, BC, Canada V2P 4K8	20,500,000	30.0%
Common	Dave Ludwar Director and CEO	500,000	0.73%
Common	Doug Billingsley Director, CFO and Treasurer	500,000	0.73%
Common	Paul Coon Director, VP Corporate Affairs, Secretary	500,000	0.73%
Common	Peter Ball Director, VP Corporate Development	500,000	0.73%
Common	Directors and officers as a group (5)	22,500,000	32.98%
Common	Alan Wilson 2011 Blairview Ave., North Vancouver, BC, Canada, V7H 2N4	20,000,000	29.31
Common	Blackedge Strategic Capital and Consulting Ltd. 40318 Barrington Dr., Palm Desert, CA 92211	20,000,000	29.31%

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

Item 14.  Principal Accountant Fees and Services

     2006

    2007

1.

Audit Fees:

$

7,000

$

12,000

2.

Audit-Related Fees:

$

1,800

$

12,000

3.

Tax Fees:

$

0

$

0

4.

All Other Fees:

$

0

$

0

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRILLIANT EXPLORATION, INC.

/s/ Darryl Mills

Darryl Mills

President, Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Darryl Mills

Darryl Mills

President

Director