Form 10KSB/A
period 2007-12-31
TRILLIANT EXPLORATION CORP
filed 2008-03-31
CIK 1378948

SECURIITES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB/A

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

Explanatory Note

The Company is filing this Amended Annual Report on Form 10KSB solely for the purpose of filing the Auditors’ Report which was inadvertently omitted from the report filed March 28, 2008, SEC File No. 333-138332.

Child,
Van Wagoner & Bradshaw, PLLC
CERTIFIED PUBLIC ACCOUNTANTS

Douglas W. Child, CPA
Marty D. Van Wagoner, CPA
J. Russ Bradshaw, CPA
William R. Denney, CPA
Roger B. Kennard, CPA
Russell E. Anderson, CPA
Scott L. Farnes

1284 W. Flint Meadow Dr. #D
Kaysville, Utah 84037
Telephone 801.927.1337
Facsimile 801.927.1344

5296 S. Commerce Dr. #300
Salt Lake City, Utah 84107
Telephone 801.281.4700
Facsimile 801.281.4701

Suite B, 4F
North Cape Commercial Bldg.
388 King's Road
North Point, Hong Kong

www.cpaone.net

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders
Trilliant Exploration Corporation (formerly Project Development Pacific, Inc.)

We have audited the accompanying balance sheets of Trilliant Exploration Corporation (formerly Project Development Pacific, Inc.) (a pre-exploration stage company) (the "Company") as of December 31, 2007 and 2006, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2007 and 2006 and for the period of December 29, 2003 (inception) to December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trilliant Exploration Corporation as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has incurred losses since inception, and has not generated any revenues from its planned principal operations. This raises substantial doubt about the Company's ability to meet its obligations and to continue as a going concern. Management's plans in regard to this matter are described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Child, Van Wagoner & Bradshaw PLLC

Child, Van Wagoner & Bradshaw, PLLC

Salt Lake City, Utah
March 18, 2008

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