Form 10-Q
period 2008-03-31
TRILLIANT EXPLORATION CORP
filed 2008-05-20
CIK 1378948

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15(d) of

The Securities Act of 1934

For the Quarterly Period ended March 31, 2008

Commission File Number 333-138332

TRILLIANT EXPLORATION CORPORATION

(Name of registrant in its charter)

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

Yes     X

No   ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer

[  ]

Accelerated Filer

[  ]

Non-accelerated filer

[  ]  (Do not check if a smaller reporting company)

Smaller reporting Company

[ x ]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      X

No    ____

There were 58,220,000 shares of Common Stock issued and outstanding as of March 31, 2008.

ITEM 1.  FINANCIAL STATEMENTS

The Financial Statements of the Company required to be filed with this 10-Q Quarterly Report were prepared by management and commence on the following page, together with the related Notes.  In the opinion of management, these Financial Statements fairly present the financial condition of the Company, but should be read in conjunction with the Audited Financial Statements of the Company for the period ended December 31, 2007, previously filed in a Form 10-KSB with the Securities and Exchange Commission.

TRILLIANT EXPLORATION CORPORATION

(FORMERLY PROJECT DEVELOPMENT PACIFIC, INC.)

 (A PRE-EXPLORATION STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2008

TRILLIANT EXPLORATION CORPORATION

(FORMERLY PROJECT DEVELOPMENT PACIFIC, INC.)

 (A PRE-EXPLORATION STAGE COMPANY)

INDEX TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Unaudited financial statements:

     Condensed Balance Sheets as of March 31, 2008 and December 31, 2007

5

Condensed Statements of Operations for the Three Months Ended

        March 31, 2008 and 2007, with Cumulative Totals Since Inception

6

     Condensed Statements of Cash Flows for the Three Months Ended

 March 31, 2008 and 2007, with Cumulative Totals Since Inception

7

     Notes to Condensed Unaudited Financial Statements

8-15

TRILLIANT EXPLORATION CORPORATION

(FORMERLY PROJECT DEVELOPMENT PACIFIC, INC.)

(A PRE-EXPLORATION STAGE COMPANY)

CONDENSED BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2008	2007
	(unaudited)
Current Assets
Cash	$ 1,610	$ 2,331

Total Current Assets	1,610	2,331

TOTAL ASSETS	$ 1,610	$ 2,331

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable	11,446	5,599
Accrued interest – stockholders (Note 3)	175	-
Notes payable - stockholders (Note 3)	10,351	351

Total Current Liabilities	21,972	5,950

Total Liabilities	21,972	5,950

STOCKHOLDERS' (DEFICIT)
Preferred stock, par value $.001, 10,000,000 shares authorized and
none issued and outstanding at March 31, 2008 or December 31, 2007	-	-
Common stock, par value $.001, 100,000,000 shares authorized and
58,220,000 and 48,720,000 shares issued and outstanding at
March 31, 2008 and December 31, 2007, respectively,
after giving effect to a 2 for 1 split on November 9, 2007	58,220	48,720
Additional paid-in capital	11,530	11,280
Deficit accumulated during the development stage	(40,539)	(40,539)
Deficit accumulated during the pre-exploration stage	(49,573)	(23,080)

Total Stockholders' (Deficit)	(20,362)	(3,619)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$ 1,610	$ 2,331

The accompanying notes are an integral part of the condensed financial statements.

TRILLIANT EXPLORATION CORPORATION

(FORMERLY PROJECT DEVELOPMENT PACIFIC, INC.)

(A PRE-EXPLORATION STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

 (UNAUDITED)

	THREE MONTHS ENDED		Cumulative Totals
	MARCH 31,		From Inception,
			December 29, 2003,
	2008	2007	to March 31, 2008

INCOME
Operating revenues	$ -	$ -	$ -

OPERATING EXPENSES
Organizational expenses	-	-	1,200
Mining claim acquisition expenses	10,000	-	10,000
Professional fees	11,112	14,151	66,796
Office expenses	232	1,500	2,640
Outside services	1,758	-	5,290
Licenses and taxes	3,216	-	4,011
Total Operating Expenses	26,318	15,651	89,937

OTHER EXPENSES
Interest expense	(175)		(175)
Total Other Expenses	(175)	-	(175)

NET LOSS APPLICABLE TO COMMON SHARES	$ (26,493)	$ (15,651)	$ (90,112)

NET LOSS PER BASIC AND DILUTED SHARES	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	53,582,637	45,357,666

The accompanying notes are an integral part of the condensed financial statements.

TRILLIANT EXPLORATION CORPORATION

(FORMERLY PROJECT DEVELOPMENT PACIFIC, INC.)

(A PRE-EXPLORATION STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

 (UNAUDITED)

	THREE MONTHS ENDED		Cumulative Totals
	MARCH 31,		From Inception,
			December 29, 2003,
	2008	2007	to March 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (26,493)	$ (15,651)	$ (90,112)

Adjustments to reconcile net loss to net cash used in operations:
Common stock issued for purchase of mining claim	10,000	-	10,000

Changes in assets and liabilities
Decrease in prepaid expenses	-	1,037	-
Increase (decrease) in accounts payable	5,847	(1,236)	11,446
Increase in accrued interest – stockholder	175	-	175
Total adjustments	16,022	(199)	21,621

Net cash used in operating activities	(10,471)	(15,850)	(68,491)

CASH FLOWS FROM INVESTING ACTIVITES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds received from notes payable – stockholders	10,000	-	10,601
Cancellation of common stock and refund of cash	(250)	-	(250)
Common stock issued for cash	-	31,500	59,750
Net cash provided by financing activities	9,750	31,500	70,101

NET INCREASE IN CASH	(721)	15,650	1,610

CASH BALANCE -
BEGINNING OF PERIOD	2,331	7,728	-

END OF PERIOD	$ 1,610	$ 23,378	$ 1,610

SUPPLEMENTAL CASH FLOW INFORMATION:
During the quarter, cash was paid for the following:
Income taxes	$ -	$ -	$ -
Interest	$ -	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for repayment of notes payable - stockholder	$ -	$ -	$ 250

The accompanying notes are an integral part of the condensed financial statements.

TRILLIANT EXPLORATION CORPORATION

(FORMERLY PROJECT DEVELOPMENT PACIFIC, INC.)

 (A PRE-EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007 (UNAUDITED)

NOTE 1-

ORGANIZATION AND BASIS OF PRESENTATION

The condensed unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The condensed financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed financial statements be read in conjunction with the December 31, 2007, audited financial statements and the accompanying notes thereto.  While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These condensed unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

Trilliant Exploration Corporation, (the “Company”) was incorporated as Project Development Pacific, Inc. on December 29, 2003, under the laws of the State of Nevada.  The business purpose of the Company was originally to assist Canadian citizens to access health care services from private providers.  On November 26, 2007, the Company changed its name to Trilliant Exploration Corporation, with a purpose to acquire and develop mineral properties. The Company has elected a fiscal year end of December 31.

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

TRILLIANT EXPLORATION CORPORATION

(FORMERLY PROJECT DEVELOPMENT PACIFIC, INC.)

 (A PRE-EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007 (UNAUDITED)

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Use of Estimates

The preparation of condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consists principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase.  The Company had $1,610 in cash as of March 31, 2008.

Start-up Costs

In accordance with the American Institute of Certified Public Accountants’ Statement of Position 98-5, “Reporting on the Costs of Start-up Activities,” the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Common Stock Issued For Other Than Cash

Services purchased and other transactions settled in the Company's common stock are recorded at the estimated fair value of the stock issued if that value is more readily determinable than the fair value of the consideration received.

Revenue Recognition

The Company recognizes revenues when a sale agreement has been made, when there are no restrictions or repurchase agreements on the transaction, when collection is reasonably certain, and when the goods or services have been delivered to the buyer.  The Company has yet to realize any revenues.

TRILLIANT EXPLORATION CORPORATION

(FORMERLY PROJECT DEVELOPMENT PACIFIC, INC.)

 (A PRE-EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007 (UNAUDITED)

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Currency Risk and Foreign Currency Translations

The Company has transacted a few expenses in Canadian dollars as of March 31, 2008.  There are no Canadian-denominated assets or liabilities to date.  In accordance with FASB 52, “Foreign Currency Translation,” the functional currency of the Company is United States currency.  Realized expenses paid in Canadian dollars are reported at the U S dollar equivalent on the transaction date.  At such time as there are any Canadian-denominated assets or liabilities, the Company will report changes in valuation in a Statement of Other Comprehensive Income or (Loss) due to the changes in cumulative adjustments.

Net Income or (Loss) Per Share of Common Stock

The following table sets forth the computations of basic and diluted earnings or (loss) per share for its common stock, after giving effect to a 2 for 1 stock split on November 9, 2007:

		THREE MONTHS
		ENDED
		MARCH 31,
		2008	2007

Net income (loss)		$ (26,493)	$ (15,651)
Weighted average
common shares
outstanding (Basic)		53,582,637	45,357,666
	Options	-	-
	Warrants	-	-
Weighted average
common shares
outstanding (Diluted)		53,582,637	45,357,666
Net loss per share
(Basic and Diluted)		$ (0.049)	$ (0.035)

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

TRILLIANT EXPLORATION CORPORATION

(FORMERLY PROJECT DEVELOPMENT PACIFIC, INC.)

 (A PRE-EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007 (UNAUDITED)

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Recently Issued Accounting Pronouncements

In March of 2008 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, “Accounting for Derivatives and Hedging Activities.”  SFAS No. 161 has the same scope as Statement No. 133 but requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  SFAS No. 161 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In December, 2007, the FASB issued SFAS No. 160, “Non-controlling interests in Consolidated Financial Statements, an amendment of ARB No. 51.”   SFAS No. 160 applies to “for-profit” entities that prepare consolidated financial statements where there is an outstanding non-controlling interest in a subsidiary.  The Statement requires that the non-controlling interest be reported in the equity section of the consolidated balance sheet but identified separately from the parent.  The amount of consolidated net income attributed to the non-controlling interest is required to be presented, clearly labeled for the parent and the non-controlling entity, on the face of the consolidated statement of income.  When a subsidiary is de-consolidated, any retained non-controlling interest is to be measured at fair value.  Gain or loss on de-consolidation is recognized rather than carried as the value of the retained investment.  The Statement is effective for fiscal years and interim periods beginning on or after December 15, 2008.  It cannot be adopted earlier but, once adopted, is to be applied retroactively.  This pronouncement has no effect on this Company’s financial reporting at this time.

TRILLIANT EXPLORATION CORPORATION

(FORMERLY PROJECT DEVELOPMENT PACIFIC, INC.)

 (A PRE-EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007 (UNAUDITED)

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Recently Issued Accounting Pronouncements (Continued)

Also in December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS No. 141R”).  SFAS No. 141R amends SFAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree.  It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  It is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively.  SFAS No. 141R has no effect on the Company’s financial reporting.

In February, 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities,”  including an amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities, applicable to all entities with available-for-sale and trading securities.  SFAS No. 159 permits entities to measure many financial instruments and certain other items at fair value.  Eligible items include recognized financial assets and liabilities other than investments or interests which an entity is required to consolidate, financial assets recognized under leases, deposit liabilities of  financial institutions, or financial instruments that are classified by the issuer as a component of shareholders’ equity.  Also eligible are firm commitments that would otherwise not be recognized at inception and that involve only financial instruments, non-financial insurance contracts and warranties that the issuer can settle by paying a third party to provide those goods and services, and host financial instruments that result from separation of an embedded non-financial derivative instrument from a non-financial hybrid instrument.  SFAS No. 159 is effective as of the beginning of an entity’s fiscal year that begins after November 15, 2007.  This pronouncement has no effect on the Company at this time.

Mineral Acquisition and Exploration Costs

Mineral property acquisition and exploration costs are expensed as incurred.  When it has been determined that a mineral property can be economically developed as a result of establishing proven reserves, the costs incurred to develop such property are capitalized.  Such costs will be amortized using the units-of-production method.

TRILLIANT EXPLORATION CORPORATION

(FORMERLY PROJECT DEVELOPMENT PACIFIC, INC.)

 (A PRE-EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007 (UNAUDITED)

 NOTE 3-

NOTES PAYABLE - STOCKHOLDERS

The Company has borrowed funds from stockholders for working capital purposes from time to time.  The loans are non-interest bearing.  They are payable on demand and, consequently, reported as current liabilities.  The Company owed $351 to a stockholder as of March 31, 2008.  Interest has not been imputed due to its immaterial impact on the financial statements.

On January 11, 2008, the Company received $10,000 pursuant to a note dated January 19, 2008 in favor of a stockholder.  Terms of the note are 8% interest compounded annually with repayment due upon the receipt by the promissor of $250,000 in equity financing.  Accrued interest on the note is $175 at March 31, 2008.

NOTE 4-

PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income regardless of when reported for tax purposes.  Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the temporary differences which may arise from differences in the bases of fixed assets, depreciation methods  and allowances based on the income taxes expected to be payable in future years.  Minimal development stage deferred tax assets arising as a result of net operating loss carry-forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods.  Operating loss carry-forwards generated during the period from December 29, 2003, (date of inception) through March 31, 2008, of $90,112 will begin to expire in 2023.  Accordingly, deferred tax assets of approximately $31,500 were offset by the valuation allowance, which increased by $9,300 and $5,500 during the three months ending March 31, 2008 and 2007, respectively.

NOTE 5 -

STOCKHOLDERS’ EQUITY

Common Stock

As of March 31, 2008, the Company had 100,000,000 shares of common stock with a par value of $.001 authorized and had 58,220,000 shares issued and outstanding.

The following details the stock transactions for the Company:

On December 29, 2003, the Company issued 4,000,000 pre-split shares of its common stock at $.001 for $4,000 subscriptions receivable.  Collection of $2,000 of the subscriptions receivable was completed on 2,000,000 shares.  The remaining $2,000 subscription receivable was cancelled and the related 2,000,000 shares were cancelled.  The proceeds were used for working capital.

TRILLIANT EXPLORATION CORPORATION

(FORMERLY PROJECT DEVELOPMENT PACIFIC, INC.)

 (A PRE-EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007 (UNAUDITED)

NOTE 5 -

STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock (Continued)

On December 15, 2005, the Company issued 18,000,000 pre-split shares of its common stock at $.001 per share for $18,000 in subscriptions receivable which were collected.  The proceeds were used for working capital and to execute the Company’s business plan.

On March 15, 2006, the Company sold 2,500,000 shares of its common stock at $.001 per share for $2,500 cash.  The proceeds were used for working capital.

During January-March of 2007, the Company sold 325,000 of its pre-split shares at $.10 per share for $32,500 cash.  The proceeds were used for working capital and to fund its operations.

On June 4, 2007, the Company sold 35,000 pre-split shares for $.10 per share.  The $3,500 cash received was used for working capital.

On November 6, 2007, the Company sold 1,250,000 pre-split shares at $.001 for $1,250 in cash.  On the same date, 250,000 pre-split shares at $.001 were exchanged for a $250 reduction in loans from stockholders.

On November 9, 2007, the Company effected a 2 for 1 stock split.  The 24,360,000 shares at $.001 par became 48,720,000 shares at $.001 par value. The stock was retroactively applied on the statement of changes in stockholders’ (deficit) to the earliest period presented.

On February 14, 2008, a sale of 250,000 pre-split shares for $250 was rescinded by a purchaser who had received the additional 250,000 shares a result of the split.  Consequently 500,000 post-split shares were cancelled for a repayment of $250 cash.

On February 18, 2008, the Company issued 10,000,000 post-split shares at $.001 per share for the purchase of mining claims valued at $10,000.

The Company’s stock has no readily determinable market price and is valued by the Company at par value, which is an estimate of fair value.

Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock with a par value of $.001.  As of March 31, 2008, no preferred shares were issued and outstanding.

TRILLIANT EXPLORATION CORPORATION

(FORMERLY PROJECT DEVELOPMENT PACIFIC, INC.)

 (A PRE-EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007 (UNAUDITED)

NOTE 6 -

PURCHASE OF MINING CLAIMS

In November of 2007, the Company entered into an agreement to purchase 80 mining claims.  The terms of the purchase are:  (1) to issue to the Vendor 10,000,000 shares of the Company’s common stock, valued by the Company at $.001 par value for a total of $10,000; (2) to pay 10 installments of $50,000 USD each, for a total of $500,000 USD, by June 30, 2008; and to pay a 3% net smelter royalty to the Vendor.  The stock was to be issued to the Vendor in increments of 1,000,000 shares each coincident with the cash installments.  As of June 30, 2008, the Company will have title to the claims corresponding to the payments made, with no liability for any shortfall.

On February 18, 2008, the agreement was amended to settle on a one-time purchase of the 80 claims for all 10,000,000 shares of stock at $.001 per share for a total of $10,000.

NOTE 7 -

GOING CONCERN

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has an operating deficit since its inception, is in the pre-exploration stage and has no recurring revenues. These items raise substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This report includes a number of forward looking statements that reflect our current views with respect to future events and financial performance. Forward looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward looking statements, which apply only as of the date of this quarterly report. These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

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

As at March 31, 2008, our cash and cash equivalents was $1,610. For the period ended March 31, 2008, we had no revenues and incurred a net period operating loss of $26,493.  Net cash provided by financing activities for the period ended March 31, 2008 was $9,750, raised primarily from a note payable with one of our stockholders.  The net loss applicable to common shares from inception on December 29, 2003 to the period ended March 31, 2008 was $90,112.  The net loss applicable to common shares increased from $15,651 for the 3 months ended March 31, 2007, to $26,493 for the three months ended March 31, 2008, due to increases in professional fees and general and administrative expenses primarily incurred in connection with the preparation and submission of SEC filings.  During the fiscal 2007 year, the number of common shares outstanding increased by 3,720,000 shares, resulting from the issuance of stock for cash and for the payment of debt.  On December 31, 2007 there were 48,720,000 common shares outstanding, following a 2 for 1 stock split effected on November 9, 2007.

Our auditors have expressed the opinion in our audited financial statements for December 31, 2007 that there is substantial doubt about our ability to continue as a going concern. Please refer to Note 7 of our audited financial statements included in our Form 10-KSB filed with the SEC on March 28, 2008.

Plan of Operation

The following discussion of our plan of operation should be read in conjunction with our financial statements and the notes to those statements included elsewhere in this quarterly report.  In addition to the historical financial information, the following discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors.

On January 11, 2008 the Company expanded its pool of mining and business expertise by adding four new members to its Board of Directors.  Dave Ludwar, Doug Billingsley, Peter Ball and Paul Coon agreed to become directors.  Dave Ludwar was elected Chief Executive Officer, Doug Billingsley became Treasurer and Chief Financial Officer, Paul Coon was elected Secretary and Vice-President of Corporate Affairs and Peter Ball became Vice-President of Corporate Development.  On January 25, 2008 Anthony Kovacs also joined the board and was elected Vice-President of Exploration.  On February 14, 2008 Anthony Kovacs resigned his position with the Board due to a lack of time and increasing demands from his primary employer.

On January 19, 2008 the Company received a $10,000 loan from Blackedge Strategic Capital and Consulting Ltd., a related party.  The loan bears interest of 8% per annum and is secured by a promissory note.  The terms of the promissory note call for repayment after the company has raised $250,000 in capital.  At March 31, 2008, $175 in interest has been accrued on this note.

On February 18, 2008 the Company amended its November 8, 2007 Asset Purchase Agreement with Blackedge Strategic Capital and Consulting Ltd.  Under the terms of the amended agreement the Company received total unencumbered ownership of approximately 100,000 hectares of mineral claims located in central Saskatchewan in exchange for 10,000,000 shares of Trilliant common stock.

Our business plan is to proceed with exploration of the Fort a la Corne claims as announced on November 8, 2007 (Please refer to Note 6 of our audited financial statements included in our Form 10-KSB filed with the SEC on March 28, 2008).  Our plan is to begin the exploration of our claims in the 2008 fiscal year.  However, the decision to initiate an exploration program will be taken at such time after the Company has completed a financing.

The Company does not have sufficient cash and funding in place to commence and conduct an exploration program on the Fort a la Corne claims.  Should the Company initiate an exploration program on the Fort a la Corne claims in the 2008 fiscal year, it will have to hire employees or contract workers to conduct the exploration work.  In addition, the Company will also have to hire office and administrative staff to oversee the management of the Company and its exploration programs.  As at March 31, 2008, the Company does not have sufficient cash to hire any full-time or part-time employees, or any contract workers.

The Company intends to undertake a debt or equity financing in fiscal 2008, so that it may initiate an exploration program on the Fort a la Corne claims, and hire the necessary personnel that the Company will require to conduct an exploration program.  This financing is expected to be up to $3,000,000.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the quarter ended March 31, 2008, there were no significant changes to this system of internal controls over financial reporting or in other factors that could significantly affect those controls.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Trilliant Exploration Corporation is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against Trilliant Exploration Corp. has been threatened.

ITEM 1A.  RISK FACTORS

Note applicable.

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

May 20, 2008

Trilliant Exploration Corp.

By:

/s/ Darryl Mills

Darryl Mills, President, Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

May 20, 2008

Trilliant Exploration Corp., Registrant

By:

/s/ Darryl Mills

Darryl Mills, President, Director

By:

/s/ Doug Billingsly

Doug Billingsly, CFO, Director

By:

/s/ Dave Ludware

Dave Ludwar, CEO, Director