Form 10-Q
period 2008-06-30
TRILLIANT EXPLORATION CORP
filed 2008-08-07
CIK 1378948

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15(d) of

The Securities Act of 1934

For the Quarterly Period ended June 30, 2008

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

Yes      X

No    ____

There were 46,220,000 shares of Common Stock issued and outstanding as of August 1, 2008.

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

2

TRILLIANT EXPLORATION CORPORATION

(FORMERLY PROJECT DEVELOPMENT PACIFIC, INC.)

 (A PRE-EXPLORATION STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2008

3

TRILLIANT EXPLORATION CORPORATION

(FORMERLY PROJECT DEVELOPMENT PACIFIC, INC.)

 (A PRE-EXPLORATION STAGE COMPANY)

INDEX TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Unaudited financial statements:

     Condensed Balance Sheets as of June 30, 2008, and December 31, 2007

     Condensed Statements of Operations for the Three and Six Months

        Ended June 30, 2008 and 2007, with Cumulative Totals Since Inception

     Condensed Statements of Cash Flows for the Six Months Ended

 June 30, 2008 and 2007, with Cumulative Totals Since Inception

     Notes to Condensed Unaudited Financial Statements

TRILLIANT EXPLORATION CORPORATION

(FORMERLY PROJECT DEVELOPMENT PACIFIC, INC.)

(A PRE-EXPLORATION STAGE COMPANY)

CONDENSED BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2008	2007
	(Unaudited)
Current Assets
Cash and cash equivalents	$ 410	$ 2,331

Total Current Assets	410	2,331

TOTAL ASSETS	$ 410	$ 2,331

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	19,372	5,599
Loans from stockholders (Note 3)	1,351	351

Total Current Liabilities	20,723	5,950

Total Liabilities	20,723	5,950

STOCKHOLDERS' (DEFICIT)
Preferred stock, par value $.001, 10,000,000 shares authorized and
none issued and outstanding at June 30, 2008 or December 31, 2007	-	-
Common stock, par value $.001, 100,000,000 shares authorized and
46,220,000 and 48,720,000 shares issued and outstanding at
June 30, 2008 and December 31, 2007, respectively,
after giving effect to a 2 for 1 split on November 9, 2007	46,220	48,720
Additional paid-in capital	22,817	11,280
Deficit accumulated during the development stage	(40,539)	(40,539)
Deficit accumulated during the pre-exploration stage	(48,811)	(23,080)

Total Stockholders' (Deficit)	(20,313)	(3,619)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$ 410	$ 2,331

The accompanying notes are an integral part of the condensed unaudited financial statements.

TRILLIANT EXPLORATION CORPORATION

(FORMERLY PROJECT DEVELOPMENT PACIFIC, INC.)

(A PRE-EXPLORATION STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	THREE MONTHS		SIX MONTHS		Cumulative Totals From
	ENDED JUNE 30,		ENDED JUNE 30,		Inception,
					Dec. 29, 2003,
	2008	2007	2008	2007	to June 30, 2008

INCOME
Operating revenues	$ -	$ -	$ -	$ -	$ -

OPERATING EXPENSES
Organizational expenses	-	-	-	-	1,200
Speculative mining expenses	-	-	10,000	-	10,000
Professional fees	6,120	16,186	17,232	30,337	72,916
Office expenses	9	700	241	2,200	2,649
Outside services	2,637	1,495	4,395	1,495	7,927
Licenses and taxes	-	-	3,216	-	4,011
Total Operating Expenses	(8,766)	18,381	35,084	34,032	98,703

OTHER INCOME (EXPENSES)
Interest expense	(472)	-	(647)	-	(647)
Refund of expenses	10,000	-	10,000	-	10,000
Total Other Income (Expenses)	9,528	-	9,353	-	9,353

NET INCOME (LOSS) APPLICABLE
TO COMMON SHARES	$ 762	$ (18,381)	$ (25,731)	$ (34,032)	$ (89,350)

NET LOSS PER BASIC AND
DILUTED SHARES	$ -	$ -	$ -	$ -

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	52,747,473	45,702,088	52,915,055	45,527,404

The accompanying notes are an integral part of the condensed unaudited financial statements.

TRILLIANT EXPLORATION CORPORATION

(FORMERLY PROJECT DEVELOPMENT PACIFIC, INC.)

(A PRE-EXPLORATION STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	SIX MONTHS ENDED		Cumulative Totals from
	JUNE 30,		Inception,
			Dec. 29, 2003,
	2008	2007	to June 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (25,731)	$ (34,032)	$ (89,350)
Adjustments to reconcile net loss to net cash used in operations:
Changes in operating assets and liabilities
(Increase) in prepaid expenses	-	(2,463)	-
Forgiveness of accrued interest on stockholder note	287		287
Increase (decrease) in accounts payable and accrued expenses	13,773	(267)	19,372
Total adjustments	14,060	(2,730)	19,659

Net cash (used in) operating activities	(11,671)	(36,762)	(69,691)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received in loans from stockholders	10,000	-	10,000
Increase (decrease) in loans from stockholders			1,351
Refunds paid for rescission of stock	(250)	-	(250)
Common stock issued for cash	-	36,000	59,000
Net cash provided by financing activities	9,750	36,000	70,101

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(1,921)	(762)	410

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	2,331	7,728	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 410	$ 6,966	$ 410

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for the following:
Income taxes	$ -	$ -	$ -
Interest	$ -	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Refunds owed to officers for stock rescission	$ 1,000		$ 1,000
Note and accrued interest forgiven; applied to paid-in capital	$ 10,287	$ -	$ 10,287
Issuance of stock for purchase of assets and subsequent rescission of stock and cancellation of purchase agreement	$ 10,000	$ -	$ 10,000

The accompanying notes are an integral part of the condensed unaudited financial statements.

TRILLIANT EXPLORATION CORPORATION

(FORMERLY PROJECT DEVELOPMENT PACIFIC, INC.)

 (A PRE-EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007 (UNAUDITED)

NOTE 1-

ORGANIZATION AND BASIS OF PRESENTATION

The condensed unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The condensed financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed financial statements be read in conjunction with the December 31, 2007 audited financial statements and the accompanying notes thereto.  While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

JUNE 30, 2008 AND 2007 (UNAUDITED)

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

Cash and Cash Equivalents

Cash and cash equivalents consists principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase.  The Company had $410 in cash and cash equivalents as of June 30, 2008.

Start-up Costs

In accordance with the American Institute of Certified Public Accountant’s Statement of Position 98-5, “Reporting on the Costs of Start-up Activities,” the Company expenses all costs incurred in connection with the start-up and organization of the Company.

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

JUNE 30, 2008 AND 2007 (UNAUDITED)

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Currency Risk and Foreign Currency Translations

The Company has transacted a few expenses in Canadian dollars as of June 30, 2008.  In accordance with FASB 52, “Foreign Currency Translation,” the functional currency of the Company is United States currency.  Realized expenses paid in Canadian dollars are reported at the U S dollar equivalent on the transaction date.  At such time as there are any Canadian-denominated assets or liabilities, the Company will report changes in valuation in a Statement of Other Comprehensive Income or (Loss) due to the changes in cumulative adjustments.

Net Income or (Loss) Per Share of Common Stock

The following table sets forth the computations of basic and diluted earnings or (loss) per share for its common stock, after giving effect to a 2 for 1 stock split on November 9, 2007:

		THREE MONTHS		SIX MONTHS
		ENDED		ENDED
		JUNE 30,		JUNE 30,
		2008	2007	2008	2007

Net income (loss)		$ 762	$ (18,381)	$ (25,731)	$ (34,032)
Weighted average
common shares
outstanding (Basic)		52,747,473	45,702,088	52,915,055	45,527,404
	Options	-	-	-	-
	Warrants	-	-	-	-
Weighted average
common shares
outstanding (Diluted)		52,747,473	45,702,088	52,915,055	45,527,404
Net loss per share
(Basic and Diluted)		$ 0.00	$ (0.00)	$ (0.00)	$ (0.00)

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

TRILLIANT EXPLORATION CORPORATION

(FORMERLY PROJECT DEVELOPMENT PACIFIC, INC.)

 (A PRE-EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007 (UNAUDITED)

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Recently Issued Accounting Pronouncements

In May of 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 163, “Accounting for Financial Guarantee Insurance – an interpretation of FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises.”  This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This statement also clarifies how Statement 60 applies to financial guarantee insurance contracts.  This statement is effective for fiscal years beginning after December 15, 2008.  This statement has no effect on the Company’s financial reporting at this time.

In May of 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This statement identifies literature established by the FASB as the source for accounting principles to be applied by entities which prepare financial statements presented in conformity with generally accepted accounting principles (GAAP) in the United States.  This statement is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  This statement will require no changes in the Company’s financial reporting practices.

In March of 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, “Accounting for Derivatives and Hedging Activities.”  SFAS No. 161 has the same scope as Statement No. 133 but requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  SFAS No. 161 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

TRILLIANT EXPLORATION CORPORATION

(FORMERLY PROJECT DEVELOPMENT PACIFIC, INC.)

 (A PRE-EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007 (UNAUDITED)

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

Also in December 2007, the FASB issued SFAS No. 141R, “Business Combinations.”  SFAS No. 141R amends SFAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree.  It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  It is effective for fiscal years beginning on or after December 15, 2008, and will be applied prospectively.  SFAS No. 141R has no effect on the Company’s financial reporting.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities,”  including an amendment to SFAS no. 115, “Accounting for Certain Investments in Debt and Equity Securities, applicable to all entities with available-for-sale and trading securities.  SFAS No. 159 permits entities to measure many financial instruments and certain other items at fair value.  Eligible items include recognized financial assets and liabilities other than investments or interests which an entity is required to consolidate, financial assets recognized under leases, deposit liabilities of financial institutions, or financial instruments that are classified by the issuer as a component of shareholders’ equity.  Also eligible are firm commitments that would otherwise not be recognized at inception and that involve only financial instruments, non-financial

TRILLIANT EXPLORATION CORPORATION

(FORMERLY PROJECT DEVELOPMENT PACIFIC, INC.)

 (A PRE-EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007 (UNAUDITED)

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Recently Issued Accounting Pronouncements (Continued)

insurance contracts and warranties that the issuer can settle by paying a third party to provide those goods and services, and host financial instruments that result from separation of an embedded non-financial derivative instrument from a non-financial hybrid instrument.  SFAS No. 159 is effective as of the beginning of an entity’s fiscal year that begins after November 15, 2007.  This pronouncement has no effect on the Company’s financial reporting at this time.

Mineral Acquisition and Exploration Costs

Mineral property acquisition and exploration costs are expensed as incurred.  When it has been determined that a mineral property can be economically developed as a result of establishing proven reserves, the costs incurred to develop such property are capitalized.  Such costs will be amortized using the units-of-production method.

 NOTE 3-

NOTES PAYABLE - STOCKHOLDERS

The Company has borrowed funds from stockholders for working capital purposes from time to time.  The loans are non-interest bearing.  They are payable on demand and, consequently, reported as current liabilities.  The Company owed $1,351 to a stockholder as of June 30, 2008.  Interest has not been imputed due to its immaterial impact on the financial statements.

On January 11, 2008, the Company received $10,000 pursuant to a note dated January 19, 2008, with a stockholder as payee.  Terms were 8% interest with repayment due upon receipt by the Company of $250,000 in equity financing.  Interest accrued through May 21, 2008, was $287.  On May 21, 2008, the stockholder forgave the note principal and accrued interest to compensate the Company for various expenses incurred in reliance on an agreement which was unfulfilled.  The $10,287 forgiveness was recognized by the Company as an increase in additional paid-in capital as of June 30, 2008.

Forgiveness of the note and interest occurred concurrently with the rescission of a mineral claims purchase agreement discussed fully in Note 6, below.

TRILLIANT EXPLORATION CORPORATION

(FORMERLY PROJECT DEVELOPMENT PACIFIC, INC.)

 (A PRE-EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007 (UNAUDITED)

NOTE 4-

PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income regardless of when reported for tax purposes.  Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the temporary differences which may arise from differences in the bases of fixed assets, depreciation methods  and allowances based on the income taxes expected to be payable in future years.  Minimal development stage deferred tax assets arising as a result of net operating loss carry-forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods.  Operating loss carry-forwards generated during the period from December 29, 2003, (date of inception) through June 30, 2008, of $89,350 will begin to expire in 2024.  Accordingly, deferred tax assets of approximately $31,273 were offset by the valuation allowance, which declined by $267 during the three months ending June 30, 2008, and increased by $6,433 in the three months ended June 30, 2007.

NOTE 5 -

STOCKHOLDERS’ EQUITY

Common Stock

As of June 30, 2008, the Company had 100,000,000 shares of common stock with a par value of $.001 authorized and had 46,220,000 shares issued and outstanding.

The following details the stock transactions for the Company:

On December 29, 2003, the Company issued 4,000,000 pre-split shares of its common stock at $.001 for $4,000 subscriptions receivable.  Collection of $2,000 of the subscriptions receivable was completed on 2,000,000 shares.  The remaining $2,000 subscription receivable was cancelled and the unpaid 2,000,000 shares were cancelled.  The proceeds were used for working capital.

On December 15, 2005, the Company issued 18,000,000 pre-split shares of its common stock at $.001 per share for $18,000 in subscriptions receivable which were collected.  The proceeds were used for working capital and to execute the Company’s business plan.

TRILLIANT EXPLORATION CORPORATION

(FORMERLY PROJECT DEVELOPMENT PACIFIC, INC.)

 (A PRE-EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007 (UNAUDITED)

NOTE 5 -

STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock (Continued)

On March 15, 2006, the Company sold 2,500,000 of its pre-split shares at $.001 per share for $2,500 cash.  The proceeds were used for working capital.

During January-March of 2007, the Company sold 325,000 of its pre-split shares at $.10 per share for $32,500 cash.  The proceeds were used for working capital and to fund its operations.

On June 4, 2007, the Company sold 35,000 pre-split shares for $.10 per share.  The $3,500 cash received was used for working capital.

On November 6, 2007, the Company sold 1,250,000 pre-split shares at $.001 for cash.  On the same date, 250,000 pre-split shares at $.001 were exchanged for a $250 reduction in loans from stockholders.

On November 9, 2007, the Company effected a 2 for 1 stock split.  The 24,360,000 shares at $.001 par became 48,720,000 shares at $.001 par value.

The stock split was retroactively applied on the statement of changes in stockholders’ (deficit) to the earliest period presented.

On February 14, 2008, a sale of 250,000 pre-split shares for $250 was rescinded by a purchaser who had received the additional 250,000 shares a result of the split.  Consequently 500,000 post-split shares were cancelled for a repayment of $250 cash.

On February 18, 2008, the Company issued 10,000,000 post-split shares at $.001 per share for the purchase of mining claims valued at $10,000.  The shares were returned to the Company and cancelled on May 21, 2008 (See Note 6, below).

On April 15 and May 21, 2008, four Company principals resigned their positions and were refunded their payments for a total of $1,000 for 2,000,000 shares which were then cancelled

The Company’s stock has no readily determinable market price and is valued by the Company at par value, which is an estimate of fair value.

Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock with a par value of $.001.  As of June 30, 2008, none was issued and outstanding.

TRILLIANT EXPLORATION CORPORATION

(FORMERLY PROJECT DEVELOPMENT PACIFIC, INC.)

 (A PRE-EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007 (UNAUDITED)

NOTE 6 -

PURCHASE OF MINING CLAIMS

In November of 2007, the Company entered into an agreement to purchase 80 mining claims.  The terms of the purchase were:  (1) to issue to the Vendor 10,000,000 shares of the Company’s common stock, valued by the Company at $.001 par value for a total of $10,000; (2) to pay 10 installments of $50,000 USD each, for a total of $500,000 USD, by June 30, 2008; and to pay a 3% net smelter royalty to the Vendor.  The stock was to be issued to the Vendor in increments of 1,000,000 shares each coincident with the cash installments.  As of June 30, 2008, the Company was to have title to the claims corresponding to the payments made, with no liability for any shortfall.

On February 18, 2008, the agreement was amended to settle on a one-time purchase of the 80 claims for 10,000,000 shares of stock at $.001 per share for a total of $10,000.

On May 21, 2008, the agreement was rescinded.  The consideration of 10,000,000 shares were returned to the Company and cancelled, resulting in the recognition of $10,000 of other Income captioned “Refund of expenses”.  The Rescission Agreement also provided that a $10,000 note and accrued interest payable to the Vendor was deemed paid in full as of May 21, 2008 (see Note 3).

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

As at June 30, 2008, our cash and cash equivalents was $410. For the six month period ended June 30, 2008, we had no revenues and incurred a net period operating loss of $25,731.  Net cash provided by financing activities for the six month period ended June 30, 2008, was $9,750.  The net loss applicable to common shares from inception on December 29, 2003, to the period ended June 30, 2008, was $89,350.  The net loss applicable to common shares decreased from $34,032 for the 6 months ended June 30, 2007, to $25,731 for the six months ended June 30, 2008, due to decrease in professional fees and general and administrative expenses primarily incurred in connection with the preparation and submission of SEC filings.  During the fiscal 2007 year, the number of common shares outstanding increased by 3,720,000 shares, resulting from the issuance of stock for cash and for the payment of debt.  On December 31, 2007 there were 48,720,000 common shares outstanding, following a 2 for 1 stock split effected on November 9, 2007.

Our auditors have expressed the opinion in our audited financial statements for December 31, 2007, that there is substantial doubt about our ability to continue as a going concern. Please refer to Note 7 of our audited financial statements included in our Form 10-KSB filed with the SEC on March 28, 2008.

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

On January 11, 2008, the Company expanded its pool of mining and business expertise by adding four new members to its Board of Directors.  Dave Ludwar, Doug Billingsley, Peter Ball and Paul Coon agreed to become directors.  Dave Ludwar was elected Chief Executive Officer, Doug Billingsley became Treasurer and Chief Financial Officer, Paul Coon was elected Secretary and Vice-President of Corporate Affairs and Peter Ball became Vice-President of Corporate Development.  On January 25, 2008, Anthony Kovacs also joined the board and was elected Vice-President of Exploration.  On February 14, 2008, Anthony Kovacs resigned his position with the Board due to a lack of time and increasing demands from his primary employer.   On April 28, 2008, Mr. Peter Ball resigned as a member of the Board of Directors and as Vice President – Corporate Development.  On May 21, 2008, Paul Coon, Dave Ludwar and Doug Billingsley resigned as members of the Board of Directors.

On January 19, 2008, the Company received a $10,000 loan from Blackedge Strategic Capital and Consulting Ltd., a related party.  The loan bore interest of 8% per annum and was secured by a promissory note.  The terms of the promissory note called for repayment after the Company had raised $250,000 in capital.

On February 18, 2008, the Company amended its November 8, 2007, Asset Purchase Agreement with Blackedge Strategic Capital and Consulting Ltd.  Under the terms of the amended agreement the Company received total unencumbered ownership of approximately 100,000 hectares of mineral claims located in central Saskatchewan in exchange for 10,000,000 shares of Trilliant common stock.

On May 21, 2008, the Company entered into a Rescission of Asset Purchase Agreement between the Company and Blackedge.  Under the terms of the Rescission Agreement, the Company agreed to return any claims previously transferred to the Company to Blackedge.  Blackedge agreed to return 10,000,000 shares of common stock previously issued to Blackedge and to forgive the $10,000 loan from Blackedge to the Company, as well as all accrued interest.  The Promissory Note evidencing the loan was deemed to be paid in full effective as of May 21, 2008.

Our business plan is to proceed with mineral exploration in the Fort a la Corne region of Saskatchewan as announced on November 8, 2007 (Please refer to Note 6 of our audited financial statements included in our Form 10-KSB filed with the SEC on March 28, 2008).  However, since we have been unable to raise sufficient capital to proceed thus far, we now intend to raise the necessary capital first before accruing new claims and developing a firm exploration program.

The Company does not have sufficient cash and funding in place to commence and conduct an exploration program, nor does it have active claims at this time.  Should the Company initiate an exploration program in the 2008 fiscal year, it will have to hire employees or contract workers to conduct the exploration work.  In addition, the Company will also have to hire office and administrative staff to oversee the management of the Company and its exploration programs.  As at June 30, 2008, the Company does not have sufficient cash to hire any full-time or part-time employees, or any contract workers.

The Company intends to undertake a debt or equity financing in fiscal 2008, so that it may acquire claims in the Fort a la Corne region, develop an exploration program, and hire the necessary personnel that the Company will require to conduct an exploration program.  This financing is expected to be up to $3,000,000.

The Company may enter into supply contracts and establish formal relationships in the immediate future, so that it can acquire claims, initiate an exploration program, establish a base camp, and hire the personnel required for the operation of the Company.  The Company is not looking for exclusive marketing rights nor does the Company plan to enter into any agency agreements.

The Company does not anticipate the need to purchase or otherwise acquire any significant plant, equipment or land within the first year of operations.  Until such time as claims have been acquired and proven, the Company requires no significant plant, equipment or land holdings.  We have abandoned plans to operate a website at this time and are going to continue to operate our office from space provided free of charge by our president.  We have no immediate plans to relocate until such time as increased business activity demands the extra space and sufficient financial resources are secured.

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

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the quarter ended June 30, 2008, there were no significant changes to this system of internal controls over financial reporting or in other factors that could significantly affect those controls.

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

August 6, 2008

Trilliant Exploration Corp.

By:

/s/ Darryl Mills

Darryl Mills, President, Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

August 6, 2008

Trilliant Exploration Corp., Registrant

By:

/s/ Darryl Mills

Darryl Mills, President, Director