Form 10-Q
period 2008-09-30
TRILLIANT EXPLORATION CORP
filed 2008-11-17
CIK 1378948

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15(d) of

The Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2008

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

Yes     X

No ______

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]

Accelerated Filer [  ]

Non-accelerated filer [  ]

Smaller reporting Company[x ]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      X

No   ________

There were 92,440,000 shares of Common Stock issued and outstanding as of November 14, 2008.

On this Form 10Q quarterly report, the registrant, Trilliant Exploration Corporation, is hereinafter referred to as “we,” or “Company,” or “TTXP.”

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

 (A PRE-EXPLORATION STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

(UNAUDITED)

Unaudited financial statements:

     Balance Sheets as of September 30, 2008, and December 31, 2007

1

     Statements of Operations for the Three and Nine Months

2

        Ended September 30, 2008 and 2007, with Cumulative Totals since Inception

     Statements of Cash Flows for the Nine Months Ended

3

 September 30, 2008 and 2007, with Cumulative Totals since Inception

     Notes to Unaudited Financial Statements

4-12

TRILLIANT EXPLORATION CORPORATION

(FORMERLY PROJECT DEVELOPMENT PACIFIC, INC.)

 (A PRE-EXPLORATION STAGE COMPANY)

SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2008	2007
	(Unaudited)
Current Assets
Cash and cash equivalents	$1,118	$2,331

Total Current Assets	1,118	2,331

TOTAL ASSETS	$1,118	$2,331

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	2,427	5,599
Stockholder loans (Note 3)	27,152	351

Total Current Liabilities	29,579	5,950

Total Liabilities	29,579	5,950

STOCKHOLDERS' (DEFICIT)
Preferred stock, par value $.001, 200,000,000 shares authorized and
none issued and outstanding at September 30, 2008 or December 31, 2007	-	-
Common stock, par value $.001, 1,000,000,000 shares authorized and
92,440,000 and 97,440,000 shares issued and outstanding at
September 30, 2008 and December 31, 2007, respectively,
after giving effect to a 2 for 1 split on November 14, 2008	92,440	97,440
Additional paid-in capital	(23,403)	(37,440)
Deficit accumulated during the development stage	(40,539)	(40,539)
Deficit accumulated during the pre-exploration stage	(56,959)	(23,080)

Total Stockholders' (Deficit)	(28,461)	(3,619)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$1,118	$2,331

STATEMENTS OF OPERATIONS

	THREE MONTHS		NINE MONTHS		Cumulative Totals
	ENDED SEPTEMBER 30,		ENDED SEPTEMBER 30,		From Inception,
					December 29, 2003,
	2008	2007	2008	2007	to September 30, 2008

INCOME
Operating revenues	$-	$-	$-	$-	$-

OPERATING EXPENSES
Organizational expenses	-	-	-	-	1,200
Professional fees	5,447	2,902	22,679	34,734	78,363
Administrative expenses	2,674	-	7,310	2,200	13,250
Licenses and taxes	-	-	3,216	-	4,011
Total Operating Expenses	8,121	2,902	33,205	36,934	96,824

OTHER INCOME (EXPENSES)
Interest expense	(27)	-	(674)	-	(674)
Total Other Income and (Expenses)	(27)	-	(674)	-	(674)

NET INCOME (LOSS) APPLICABLE
TO COMMON SHARES	$(8,148)	$(2,902)	$(33,879)	$(36,934)	$(97,498)

NET LOSS PER BASIC AND
DILUTED SHARES	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	92,440,000	91,440,000	101,334,160	91,183,200

#

STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED SEPTEMBER 30,		Cumulative Totals
			from Inception,
			December 29, 2003,
	2008	2007	to September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(33,879)	$(36,934)	$(97,498)
Adjustments to reconcile net loss to cash used in operations:
Changes in operating assets and liabilities
(Increase) in prepaid expenses	-	(813)	-
Forgiveness of accrued interest on shareholder note	287	-	287
Increase (decrease) in accounts payable and accrued expenses	(3,172)	(650)	2,427
Total adjustments	(2,885)	(1,463)	2,714

Net cash (used in) operating activities	(36,764)	(38,397)	(94,784)

CASH FLOWS FROM INVESTING ACTIVITES

Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from stockholder loans	41,801	-	42,402
Payments made on stockholder loans	(5,000)	-	(5,000)
Refunds paid for rescission of stock	(1,250)	-	(1,250)
Common stock issued for cash	-	36,000	59,750
Net cash provided by financing activities	35,551	36,000	95,902

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(1,213)	(2,397)	1,118

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	2,331	7,728	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,118	$5,331	$1,118

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for the following:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Note and accrued interest forgiven; applied to paid-in capital	$10,287	$-	$10,287

#

TRILLIANT EXPLORATION CORPORATION

(FORMERLY PROJECT DEVELOPMENT PACIFIC, INC.)

(A PRE-EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

NOTE 1-

ORGANIZATION AND BASIS OF PRESENTATION

The unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these financial statements be read in conjunction with the December 31, 2007 audited financial statements and the accompanying notes thereto.  While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

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

Cash and Cash Equivalents

Cash and cash equivalents consists principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase.  The Company had $1,118 and $2,331 in cash and cash equivalents as of September 30, 2008 and December 31, 2007, respectively.

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

Currency Risk and Foreign Currency Translations

The Company has transacted a few expenses in Canadian dollars as of September 30, 2008. The functional currency of the Company is United States currency. In accordance with FASB 52, “Foreign Currency Translation,” realized expenses paid in Canadian dollars are reported at the U S dollar equivalent on the transaction date.  At such time as there are any Canadian-denominated assets or liabilities, the Company will report changes in valuation in a Statement of Other Comprehensive Income or (Loss) due to the changes in cumulative adjustments.

Net Income or (Loss) Per Share of Common Stock

The following table sets forth the computations of basic and diluted earnings or (loss) per share for its common stock, after giving effect to a 2 for 1 stock split on

November 14, 2008:

	Three Months Ended		Nine Months Ended
	SEPTEMBER 30,		SEPTEMBER 30,
	2008	2007	2008	2007

Net income (loss)	$ (8,148)	$ (2,902)	$ (33,879)	$ (36,934)
Weighted average
common shares
outstanding (Basic)	92,440,000	91,440,000	101,334,160	91,183,200
Options	-	-	-	-
Warrants	-	-	-	-
Weighted average
common shares
outstanding (Diluted)	92,440,000	91,440,000	101,334,160	91,183,200
Net loss per share
(Basic and Diluted)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

The Company had no potentially dilutive securities, such as options or warrants,  issued and outstanding during the periods presented.  The convertible debentures issued in October 2008 (Note 8) would have an antidilutive effect on EPS due to the Company’s continuing losses.

Recently Issued Accounting Pronouncements

In May of 2008 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 163, “Accounting for Financial Guarantee Insurance – an

interpretation of FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises.”  This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This statement also clarifies how Statement 60 applies to financial guarantee insurance contracts.  This statement is effective for fiscal years beginning after December 15, 2008.  This statement has no effect on the Company’s financial reporting at this time.

In May of 2008, the FASB issued Statement No.162, “The Hierarchy of Generally Accepted Accounting Principles.”  This statement identifies literature established by the FASB as the source for accounting principles to be applied by entities which prepare financial statements presented in conformity with generally accepted accounting principles (GAAP) in the United States.  This statement is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  This statement will require no changes in the Company’s financial reporting practices.

In March of 2008 the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, “Accounting for Derivatives and Hedging Activities.”  SFAS No. 161 has the same scope as Statement No. 133 but requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  SFAS No. 161 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

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

In February, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities,”  including an amendment to SFAS no. 115, “Accounting for Certain Investments in Debt and Equity Securities, applicable to all entities with available-for-sale and trading securities.  SFAS No. 159 permits entities to measure many financial instruments and certain other items at fair value.  Eligible items include recognized financial assets and liabilities other than investments or interests which an entity is required to consolidate, financial assets recognized under leases, deposit liabilities of  financial institutions, or financial instruments that are classified by the issuer as a component of shareholders’ equity.  Also eligible are firm commitments that would otherwise not be recognized at inception and that involve only financial instruments, non-financial insurance contracts and warranties that the issuer can settle by paying a third party to provide those goods and services, and host financial instruments that result from separation of an embedded non-financial derivative instrument from a non-financial hybrid instrument.  SFAS No. 159 is effective as of the beginning of an entity’s fiscal year that begins after November 15, 2007.  This pronouncement has no effect on the Company’s financial reporting at this time.

Mineral Acquisition and Exploration Costs

Mineral property acquisition and exploration costs are expensed as incurred.  When it has been determined that a mineral property can be economically developed as a result of establishing proven reserves, the costs incurred to develop such property are capitalized.  Such costs will be amortized using the units-of-production method.

 NOTE 3- NOTES PAYABLE - STOCKHOLDERS

The Company has borrowed funds from stockholders for working capital purposes from time to time.  The loans are non-interest bearing.  They are payable on demand and, consequently, reported as current liabilities.  The Company has received $32,402 in advances and made repayments of $5,000 in cash and $250 in stock since inception, resulting in a payable balance of $27,152 as of September 30, 2008.  Interest has not been imputed due to its immaterial impact on the financial statements.

On January 11, 2008 the Company received $10,000 pursuant to a note dated January 19, 2008 with a stockholder as payee.  Terms were 8% interest with repayment due upon receipt by the Company of $250,000 in equity financing.  Interest accrued through May 21, 2008 was $287.  On May 21, 2008 the stockholder forgave the note principal and accrued interest to compensate the Company for various expenses incurred in reliance on an agreement which was unfulfilled.  The $10,287 forgiveness was recognized by the Company as an increase in additional paid-in capital as of September 30, 2008.

Forgiveness of the note and interest occurred concurrently with the rescission of a mineral claims purchase agreement discussed fully in Note 6, below.

NOTE 4 - PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income regardless of when reported for tax purposes.  Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the temporary differences which may arise from differences in the bases of fixed assets, depreciation methods and allowances based on the income taxes expected to be payable in future years.  Minimal development stage deferred tax assets arising as a result of net operating loss carry-forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods.  Operating loss carry-forwards generated during the period from December 29, 2003, (date of inception) through September 30, 2008, of $97,498 will begin to expire in 2024.  Accordingly, deferred tax assets of approximately $34,000 were offset by the valuation allowance, which increased by $2,900 and $1,000 during the three months ending September 30, 2008 and 2007, respectively.

NOTE 5 -  STOCKHOLDERS’ EQUITY

Stock Split and Article Amendment

On October 16, the Board authorized a 2:1 forward stock split effective November 14, 2008.  The split has been retroactively reflected in the accompanying financial statements, resulting in 92,440,000 and 97,440,000 shares outstanding on September 30, 2008 and December 31, 2007, respectively.

On November 3, 2008, the Board resolved to amend the Company’s Articles of Incorporation increasing the Company’s authorized common stock to 1,000,000,000 shares and authorized preferred stock to 200,000,000 shares.  This change has also been reflected in the accompanying financial statements.

Common Stock

As of September 30, 2008, the Company had authorized 100,000,000 shares of common stock with a par value of $.001, and 92,440,000 shares issued and outstanding. Effective November 3, 2008 the authorized shares has been increased to 1,000,000,000 shares.

The following details the stock transactions for the Company:

On December 29, 2003, the Company issued 4,000,000 pre-split shares of its common stock at $.001 for $4,000 subscriptions receivable.  Collection of $2,000 of the subscriptions receivable was completed on 2,000,000 shares.  The remaining $2,000 subscription receivable and the underlying 2,000,000 shares were cancelled.  The proceeds were used for working capital.

On December 15, 2005, the Company issued 18,000,000 pre-split shares of its common stock at $.001 per share for $18,000 in subscriptions receivable which were collected.  The proceeds were used for working capital and to execute the Company’s business plan.

On March 15, 2006, the Company sold 2,500,000 pre-split shares at $.001 per share for $2,500 cash.  The proceeds were used for working capital.

During January-March of 2007, the Company sold 325,000 of its pre-split shares at $.10 per share for $32,500 cash.  The proceeds were used for working capital and to fund its operations.

On June 4, 2007, the Company sold 35,000 pre-split shares for $.10 per share.  The $3,500 cash received was used for working capital.

On November 6, 2007, the Company sold 1,250,000 pre-split shares at $.001 for $1,250 cash.  On the same date, 250,000 pre-split shares at $.001 were exchanged for a $250 reduction in loans from stockholders.

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

On April 15 and May 21, 2008, four Company officers resigned their positions and were refunded their payments for a total of $1,000 for 2,000,000 shares which were then cancelled.

The Company’s stock has no readily determinable market price and is valued by the Company at par value, which is an estimate of fair value.

Preferred Stock

The Company had authorized 10,000,000 shares of preferred stock with a par value of $.001.  As of September 30, 2008, none was issued and outstanding. Effective November 3, 2008 the authorized has been increased to 200,000,000 shares.

NOTE 6 -

PURCHASE OF MINING CLAIMS

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

On May 21, 2008 the agreement was rescinded.  The consideration of 10,000,000 shares were returned to the Company and cancelled.  The Rescission Agreement also provided that a $10,000 note and accrued interest payable to the Vendor was deemed paid in full as of May 21, 2008 (see Note 3).

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

NOTE 8 - SUBSEQUENT EVENTS

Stock Split and Article Amendment

On October 16, the Board authorized a 2:1 forward stock split effective November 14, 2008.  The split has been retroactively reflected in the accompanying financial statements, resulting in 92,440,000 and 97,440,000 shares outstanding on September 30, 2008 and December 31, 2007, respectively.

On November 3, 2008, the Board resolved to amend the Company’s Articles of Incorporation increasing the Company’s authorized common stock to 1,000,000,000 shares and authorized preferred stock to 200,000,000 shares.  This change has also been reflected in the accompanying financial statements.

Material Agreements

On October 15, 2008, the Company executed a Securities Purchase Agreement, Registration Rights Agreement, and Security Agreement with Trafalgar Capital Specialized Investment Fund, Luxembourg (the Buyer), whereby the Company issued $1,300,000 of secured convertible redeemable debentures to the Buyer for $1,215,856 net proceeds.  The debentures mature in October 2010.  The Company has agreed to honor certain registration rights to the Buyer upon the anticipated filing of an S-1 in the first quarter of 2009, and to pledge certain assets to secure the Company’s obligations under the agreements.

On October 15, 2008, the Company executed an Asset Purchase Agreement with Minera Del Pacifico S.A. (“MDP”) (an Ecuadorian corporation) whereby the Company shall purchase land, permits, data, and mining rights of mining properties located in Muluncay, Ecuador for $6,100,000 and 30,000,000 shares of common stock.   Upon the closing of the agreement, the Company shall deliver to MDP an initial payment of $1,200,000 and the 30,000,000 shares.  The balance is payable as follows:

a.	$500,000 on or before 30 days after signing the agreement
b.	$600,000 on or before 75 days after signing the agreement
c.	$600,000 on or before 120 days after signing the agreement
d.	$3,200,000 paid in $200,000 installments on or before six months of reaching production of 400 tons per day of the operations in Ecuador

As of October 15, 2008, MDP owned approximately 32% of the Company’s issued and outstanding shares. Upon consummation of the Asset Purchase Agreement, MDP will own approximately 59% of the Company’s issued and outstanding shares.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion contains forward-looking statements. Forward looking statements are identified by words and phrases such as “anticipate,” “intend,” “expect,” and words and phrases of similar nature. We caution investors that forward-looking statements are only predictions based on our current expectations about future events and are not guarantees of future performance. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements due to risks, uncertainties and assumptions that are difficult to predict. We encourage you to read those risk factors carefully along with the other information provided in this Report and in our other filings with the SEC before deciding to invest in our stock or to maintain or change your investment. We undertake no obligation to revise or update any forward-looking statement for any reason, except as required by law.

You should read this MD&A in conjunction with the Consolidated Financial Statements and Related Notes in Item I.

OVERVIEW

We were incorporated in the state of Nevada on December 29, 2003. We originally established ourselves as a health care service database to assist Canadian citizens in accessing private health care providers.  However, based on a review of the business climate in the private medical service sector in Canada, we chose to move our business in a new direction.  During the fourth quarter of 2007, we began acquiring interests in mining properties located in Saskatewan, Canada.  Accordingly, we have changed our business plan to one of mineral exploration.

Current Business

At present, we are a pre-exploration stage company.  A pre-exploration stage company is one that is in the process of preparing for a search of mineral properties in an effort to locate mineral deposits that can be developed to the stage of a commercially viable producing mine.

On November 9, 2007, the Company entered into an Asset Purchase Agreement (the “Agreement”), as amended on February 18, 2008, with Blackedge Strategic Capital and Consulting Ltd. (“Blackedge”).  Under the terms of the Agreement, Blackedge was to transfer certain mineral claims as referenced in the Agreement in consideration of 10,000,000 shares of common stock.  Claims were to be transferred on or before February 28, 2008.

On May 21, 2008, the Company entered into a Rescission of Asset Purchase Agreement (the “Rescission Agreement”) between the Company and Blackedge.  Under the terms of the Rescission Agreement, the Company agreed to return any claims previously transferred to the Company to Blackedge.  Blackedge agreed to return 10,000,000 shares of common stock previously issued to Blackedge and to forgive the $10,000 loan from Blackedge to the Company, as well as all accrued interest.  The Promissory note evidencing this loan was deemed paid in full effective as of May 21, 2008.  The Company incurred no early termination penalties due to this rescission.

On October 15, 2008, the Company entered into a Securities Purchase Agreement, which is attached to this Quarterly Report on Form 10-Q as Exhibit 20.1, with Trafalgar Capital Specialized Investment Fund, Luxembourg (“Trafalgar”) for the sale to Trafalgar of the Company’s secured convertible redeemable debentures (the “Agreement”). Pursuant to the Agreement, the Trafalgar received $1,300,000 of convertible redeemable debentures (the “Debentures”), and 5,900,000 shares of the Company’s common stock (transferred from an existing shareholder in a separate transaction not involving the Company), par value $0.001, in exchange for a $1,300,000 cash payment. The Debentures are convertible into the Company’s common stock (the “Conversion Shares”).

Also on October 15, 2008, the Company entered into an Asset Purchase Agreement, which is attached to this Quarterly Report on Form 10-Q as Exhibit 20.2, with Minera Del Pacifico S.A. (“Pacifico”), an Ecuadorian corporation.  Pursuant to the Asset Purchase Agreement, the Company shall transfer 30,000,000 shares of the Company’s common stock to Pacifico as partial consideration for certain assets to be transferred to the Company, including  the purchase of certain equipment, fixtures, improvements, mining rights and other assets located in Muluncay, Ecuador (the “Muluncay Project”) from Minera Del Pacifico S.A. (“Pacifico”) .   Final Consummation of the transfer of assets anticipated by the Asset Purchase Agreement will be reported on Form 8-K within 4 days of such consummation.

Also on October 15, 2008, Darryl Mills, a shareholder and affiliate of the Company, consummated one Affiliate Stock Purchase Agreement with Benstole Invest Limited, Minera Del Pacifico S.A., and Capital Trust Management Ltd. resulting in a change of control in the registrant. Pursuant to the Affiliate Agreement, Darryl Mills sold 5,000,000 shares to Benstole Invest Limited, 15,000,000 shares to Pacifico and 250,000 shares to Capital Trust Management Ltd. for the purchase price of $.008 per share.

Also on October 15, 2008 Kevin Blair was nominated and elected by the Board of Directors as Registrant’s President, and Andrew J. Befumo was nominated and elected by the Board as the Registrant’s Secretary, to serve until their successors shall be elected and qualified until the earlier of their death, resignation or removal in the manner provided for in the Company’s by-laws.  On October 20, 2008 Mr. Blair resigned as the Registrant’s President, and William R. Lieberman was elected by the Board of Directors as Registrant’s President.  Mr. Blair’s resignation was not due to any disagreement with Registrant.

William R. Lieberman is a Chartered Financial Analyst Candidate, Level one at the CFA Institute in New York, and earned a Masters in Business Administration from Hult International Business School in Boston, MA, in 2007.  He has an extensive track record in international mining, metal, plastic and advertising sales.

Mr. Lieberman was recently Vice President of Sales and Development for Zapoint, Inc. in Boston Massachusetts, where he has been highly involved in all stages of financing and development for the solicitation and close of $1,250,000 of venture capital and angel investment.   During his tenure at Zapoint, Mr. Lieberman was responsible for valuation, modeling and projections for strategic buyers, and participated closely with management in guidance and forecasts, sales pipelines, and general business initiatives.

From 2005 through 2006 Mr. Lieberman was Vice President of Sales and Development for Resource Polymers, Inc. in Hamilton, Canada, where he oversaw an operational staff of 25 people with net sales of $5 million, and had a personal sales record of $2.5 million.  During his tenure at Resource Polymers, Mr. Lieberman networked throughout Canada and internationally in global scrap markets, and provided arbitrage services to secondary metal and plastics markets.  Mr. Lieberman has his undergraduate degree in Political Science from the University of Western Ontario in London, Canada.

Prior to 1984 Kevin Blair was employed as a Quantity Surveyor for Local Government in the U.K.  In 1984 Mr. Blair took a position with Anderson & Anderson in Zambia, where he worked as Senior Surveyor until 1986 when he founded the consulting firm Blair Powell.  Between 1989 and 1991, in addition to managing Blair Powell, Mr. Blair lectured on Quantity Surveying at the Anglia University.  He returned as managing partner of the Quantity Surveying Division of Anderson & Anderson in 1992, and has since worked primarily in the field of Project Management.  In addition to his duties as President and Director of Trilliant Exploration Corporation, Mr. Blair is currently employed as Senior Quantity Surveyor De Leeuw Middle East Bahrain.

Mr. Blair graduated from the Southampton College of Further Education in 1974. He is a Royal Institution of Chartered Surveyors Fellow, has been Guest speaker at the Surveyors Institute of Zambia CPD programme, Interim Secretary for the National Council for Construction Zambia, and served as a member of the RICS Bahrain Group committee from 2003 through  2006.

Andrew J. Befumo is forty four years old, holds a law degree from the College of William and Mary and a Bachelor of Science degree from the Pennsylvania State University.  He served as Director of Legal Affairs for Xcelplus International, Inc from March 2006 until November 2006. After leaving XcelPlus, Mr. Befumo worked for Belmont Partners, LLC as General Counsel.   Mr. Befumo currently runs a law practice as a sole practitioner specializing primarily in federal securities law.   Mr. Befumo has a comprehensive and diverse background encompassing business, legal and technical vocations.  He is a member in good standing of the District of Columbia Bar, and is also licensed to practice before the United States Patent and Trademark Office.

Neither Kevin Blair, William R. Lieberman, nor Andrew J. Befumo has been involved in any of the following proceeding during the past five years:

1.

any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.

any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining,

barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

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

Our administrative office is located at 2300 West Sahara Avenue, Suite 800, Las Vegas, NV 89102.  Our fiscal year end is December 31

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

Facilities

The Company does not own facilities of any kind.  The company has rented corporate office space in Las Vegas, Nevada for $350 per month, on a month-to-month basis.  We expect to change our corporate offices in the near future.

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

As at September 30, 2008, our cash and cash equivalents was $1,118. For the nine month period ended September 30, 2008, we had no revenues and incurred a net period operating loss of $33,879.  Net cash provided by financing activities for the nine month period ended September 30, 2008, was $35,551.  The net loss applicable to common shares from inception on December 29, 2003, to the period ended September 30, 2008, was $97,498.  The net loss applicable to common shares decreased from $36,934 for the nine months ended September 30, 2007, to $33,879 for the nine months ended September 30, 2008, due to decrease in professional fees and general and administrative expenses primarily incurred in connection with the preparation and submission of SEC filings.  During the fiscal 2007 year, the number of common shares outstanding increased by 3,720,000 shares, resulting from the issuance of stock for cash and for the payment of debt.  On December 31, 2007 there were 48,720,000 common shares outstanding, following a 2 for 1 stock split effected on November 9, 2007.

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

On May 21, 2008, the Company entered into a Rescission of Asset Purchase Agreement between the Company and Blackedge.  Under the terms of the Rescission Agreement, the Company agreed to return any claims previously transferred to the Company to Blackedge.  Blackedge agreed to return 10,000,000 shares of common stock previously issued to Blackedge and to forgive the $10,000 loan from Blackedge to the Company, as well as all accrued interest.  The Promissory Note evidencing the loan was deemed to be paid in full effective May 21, 2008.

On October 15, 2008, the Company entered into a Securities Purchase Agreement with Trafalgar Capital Specialized Investment Fund, Luxembourg (“Trafalgar”) for the sale to Trafalgar of the Company’s secured convertible redeemable debentures (the “Agreement”). Pursuant to the Agreement, Trafalgar received $1,300,000 of convertible redeemable debentures (the “Debentures”), and 5,900,000 shares of the Company’s common stock (transferred from an existing shareholder in a separate transaction not involving the Company), par value $0.001, in exchange for a $1,300,000 cash payment. The Debentures are convertible into the Company’s common stock (the “Conversion Shares”).

Also on October 15, 2008, the Company entered into an Asset Purchase Agreement with Minera Del Pacifico S.A. (“Pacifico”), an Ecuadorian corporation.  Pursuant to the Asset Purchase Agreement, the Company shall transfer 30,000,000 shares of the Company’s common stock to Pacifico as partial consideration for certain assets to be transferred to the Company, including  the purchase of certain equipment, fixtures, improvements, mining rights and other assets located in Muluncay, Ecuador (the “Muluncay Project”) from Minera Del Pacifico S.A. (“Pacifico”) .   Final Consummation of the transfer of assets anticipated by the Asset Purchase Agreement will be reported on Form 8-K within 4 days of such consummation.

Also on October 15, 2008, Darryl Mills, a shareholder and affiliate of the Company, consummated one Affiliate Stock Purchase Agreement with Benstole Invest Limited, Minera Del Pacifico S.A., and Capital Trust Management Ltd. resulting in a change of control in the registrant. Pursuant to the Affiliate Agreement, Darryl Mills sold 5,000,000 shares to Benstole Invest Limited, 15,000,000 shares to Pacifico and 250,000 shares to Capital Trust Management Ltd. for the purchase price of $.008 per share.

Also on October 15, 2008 Kevin Blair was nominated and elected by the Board of Directors as Registrant’s President, and Andrew J. Befumo was nominated and elected by the Board as the Registrant’s Secretary, to serve until their successors shall be elected and qualified until the earlier of their death, resignation or removal in the manner provided for in the Company’s by-laws.  On October 20, 2008 Mr. Blair resigned as the Registrant’s President, and William R. Lieberman was elected by the Board of Directors as Registrants President.  Mr. Blair’s resignation was not due to any disagreement with Registrant.

Description and Location

In November, 2006 Pacifico acquired a 100% interest in the workings contained by the Aguacate Mine from Sr. Manuel Lopez of Muluncay, Province of El Oro, state of Ecuador. This is located within the centre of the Muluncay concession (Figure 6). The owner directs those seeking additional information on the ownership issue to representatives of the Minera Nevada.  On October 15, 2008, the Registrant entered into an Asset Purchase Agreement to purchase right and title to the Muluncay Project from Pacifico.

The Muluncay concession lies in the centre of the Portovelo-Zaruma mining camp, which is found in the cantons of Ayapamba and Paccha, Province of El Oro, southern Ecuador. It is centered at Latitude 03º 36’ 30” South and Longitude 79º40’ West (Figure 1, 2, 3). It covers an area of 374 hectares.  Boundary co-ordinates for the Project are found in Table 1 below. These are based on a metric UTM grid system referenced to PSAD-56 datum and geographic zone 17.

Table 1 – Muluncay Boundary Coordinates

Easting - m	Northing - m
652000	9599400
653100	9599400
653100	9596800
651600	9596800
651600	9599000
652000	9599000
652000	9599400

The project is situated about 175 kilometers southeast and 60 kilometers east of the major Pacific port cities of Guayaquil and Machala, respectively. It lies on the western slope of the Andes Mountains, part of the Western Cordillera which runs the length of the west coast of North and South America.

To date we have performed no exploration work on the property.  We are presently in the pre-exploration stage and we cannot guarantee that a commercially viable mineral deposit exists in the property until exploration is completed and a comprehensive evaluation determines if it has economic feasibility.  A report of exploration potential of the Muluncay Project is included in this Quarterly Report on Form 10-Q as Exhibit 20.3.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

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

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the quarter ended September 30, 2008, there were no significant changes to this system of internal controls over financial reporting or in other factors that could significantly affect those controls.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Currently we are not involved in any pending litigation or legal proceeding.

ITEM 1A. RISK FACTORS

Gold prices are volatile and there can be no assurance that a profitable market for gold will exist.

The gold mining industry is intensely competitive, and there is no assurance that, even if the Company discovers commercial quantities of gold mineral resources, a profitable market will exist for the sale of those resources.  There can be no assurance that gold prices will remain at such levels or be such that the Company can mine at a profit.  Factors beyond the Company's control may affect the marketability of any minerals discovered.  Gold prices are subject to volatile changes resulting from a variety of factors including international economic and political trends, expectations of inflation, global and regional supply and demand and consumption patterns, metal stock levels maintained by producers and others, the availability and cost of metal substitutes, currency exchange fluctuations, inflation rates, interest rates, speculative activities and increased production due to improved mining and production methods.

Uncertainty involved in mining.

Mining involves various types of risks and hazards, including environmental hazards, unusual or unexpected geological operating conditions such as rock bursts, structural cave-ins or slides, flooding, earthquakes and fires, labor disruptions, industrial accidents, metallurgical and other processing problems, metal losses, and periodic interruptions due to inclement or hazardous weather conditions.  These risks could result in damage to, or destruction of, mineral properties, production facilities or other properties, personal injury, environmental damage, delays in mining, increased production costs, monetary losses, and possible legal liability.

The Company may not be able to obtain insurance to cover these risks at economically feasible premiums.  Insurance against certain environmental risks, including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from production, is not generally available to the Company or to other companies within the mining industry.  The Company may suffer a material adverse effect on its business if it incurs losses related to any significant events that are not covered by its insurance policies.

Calculation of mineral resources and metal recovery is only an estimate, and there can be no assurance about the quantity and grade of minerals until resources are actually mined.

The calculation of reserves, resources and corresponding grades being mined or dedicated to future production are imprecise and depend on geological interpretation and statistical inferences or assumptions drawn from drilling and sampling analysis, which might prove to be unpredictable.  Mineral resources that are not mineral reserves do not have demonstrated economic viability.  Until reserves or resources are actually mined and processed, the quantity of reserves or resources and grades must be considered as estimates only.  Any material change in the quantity of reserves, resources, grade or stripping ratio may affect the economic viability of the Company's properties.  In addition, there can be no assurance that metal recoveries in small-scale laboratory tests will be duplicated in larger scale tests under on-site conditions or during production.

 The Company's operations involve exploration and development and there is no guarantee that any such activity will result in commercial production of mineral deposits.

Gold deposits have been nearly exhausted within 200 meters of the surface on the properties the Company intends to mine.   There has been no drilling to test the depth potential of commercial ore on these properties, and proposed programs on such properties are exploratory in nature.  Development of these mineral properties is contingent upon obtaining satisfactory exploration results.  Mineral exploration and development involve substantial expenses and a high degree of risk, which even a combination of experience, knowledge and careful evaluation may not be able to adequately mitigate.  There is no assurance that additional commercial quantities of ore will be discovered on the Company's exploration properties.  There is also no assurance that, even if commercial quantities of ore are discovered, a mineral property will be brought into commercial production, or if brought into production, that it will be profitable.  The discovery of mineral deposits is dependent upon a number of factors including the technical skill of the exploration personnel involved. The commercial viability of a mineral deposit is also dependent upon, among a number of other factors, its size, grade and proximity to infrastructure, current metal prices, and government regulations, including regulations relating to royalties, allowable production, importing and exporting of minerals, and environmental protection.   Most of the above factors are beyond the Company's control.

Fluctuations in currency exchange rates may adversely affect the Company's financial position and results.

Fluctuations in currency exchange rates, particularly operating costs denominated in currencies other than U.S. dollars, may significantly impact the Company's financial position and results.  Gold is sold throughout the world based principally on a U.S. dollar price, but a portion of the Company's operating expenses are incurred in non-U.S. dollar currencies.  In addition, the appreciation of non-U.S. dollar currencies in Ecuador against the U.S. dollar would increase the costs of gold production at mining operations in Ecuador, which could materially and adversely affect the Company's earnings and financial condition.

Competition for new mining properties may prevent the Company from acquiring interests in additional properties or mining operations.

Significant and increasing competition exists for mineral acquisition opportunities throughout the world.  Some of the competitors are large, more established mining companies with substantial capabilities and greater financial resources, operational experience and technical capabilities than the Company.  As a result of the competition, the Company may be unable to acquire rights to exploit additional attractive mining properties on terms it considers acceptable.  Increased competition could adversely affect the Company's ability to attract necessary capital funding or acquire any interest in additional operations that would yield reserves or result in commercial mining operations.

Recent high metal prices have encouraged increased mining exploration, development and construction activity, which has increased demand for, and cost of, exploration, development and construction services and equipment.

Recent increases in gold prices have led to increases in mining exploration, development and construction activities, which have resulted in higher demand for, and costs of, exploration, development and construction services and equipment.  Increased demand for services and equipment could cause project costs to increase materially, resulting in delays if services or equipment cannot be obtained in a timely manner due to inadequate availability, and increase potential scheduling difficulties and cost increases due to the need to coordinate the availability of services or equipment, any of which could materially increase project exploration, development and construction costs and/or result in project delays.

Actual capital costs, operating costs, production and economic returns may differ significantly from those the Company has anticipated and there can be no assurance that any future development activities will result in profitable mining operations.

Capital and operating costs, production and economic returns, and other estimates contained in the feasibility studies for the Company's projects may differ significantly from those anticipated by the Company's current studies and estimates, and there can be no assurance that the Company's actual capital and operating costs will not be higher than currently anticipated.  In addition, delays to construction schedules may negatively impact the net present value and internal rates of return of the Company's mineral properties as set forth in the applicable feasibility studies.

There can be no assurance that the interests held by the Company in its properties are free from defects.

The Company has investigated the rights to explore and exploit the Muluncay properties, and, to the best of its knowledge, those rights are in good standing.  No guarantee can be given that such rights will not be revoked or significantly altered to the detriment of the Company.  There can also be no guarantee that the Company's rights will not be challenged or impugned by third parties.  The properties may be subject to prior recorded and unrecorded agreements, transfers or claims, and title may be affected by, among other things, undetected defects.  .  A successful challenge to the precise area and location of these claims could result in the Company being unable to operate on these properties as permitted or being unable to enforce any rights with respect to its properties.

The Company is exposed to risks of changing political stability and government regulation in the country in which it intends to operate.

The Company is purchasing mining rights in Ecuador that may be affected in varying degrees by political instability, government regulations relating to the mining industry and foreign investment therein, and the policies of other nations in respect of Ecuador.  Any changes in regulations or shifts in political conditions are beyond the control of the Company and may adversely affect its business.  The Company's operations may be affected in varying degrees by government regulations, including those with respect to restrictions on production, price controls, export controls, income taxes, expropriation of property, employment, land use, water use, environmental legislation and mine safety.  The regulatory environment is in a state of continuing change, and new laws, regulations and requirements may be retroactive in their effect and implementation.  The Company's operations may also be affected in varying degrees by political and economic instability, economic or other sanctions imposed by other nations, terrorism, military repression, crime, extreme fluctuations in currency exchange rates and high inflation.

The Company is subject to substantial environmental and other regulatory requirements and such regulations are becoming more stringent. Non-compliance with such regulations, either through current or future operations or a pre-existing condition could materially adversely affect the Company.

All phases of the Company's operations are subject to environmental regulations in the jurisdiction in which it operates.  Environmental legislation is evolving in a manner that will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors, and employees.  There can be no assurance that future changes in environmental regulation, if any, will not be materially adverse to the Company's operations.

The properties which the Company intends to mine may contain environmental hazards, which are presently unknown to the Company and which have been caused by previous or existing owners or operators of the properties.  If these properties do contain such hazards, this could lead to the Company being unable to use the properties or may cause the Company to incur costs to clean up such hazards.  In addition, the Company could find itself subject to litigation should such hazards result in injury to any persons.

Government approvals and permits are sometimes required in connection with mining operations.  Although the Company believes it will obtain all of the material approvals and permits to carry on its operations, the Company may require additional approvals or permits or may be required to renew existing approvals or permits from time to time.  Obtaining or renewing approvals or permits can be a complex and time-consuming process.  There can be no assurance that the Company will be able to obtain or renew the necessary approvals and permits on acceptable terms, in a timely manner, or at all.  To the extent such approvals are required and not obtained; the Company may be delayed or prohibited from proceeding with planned exploration, development or mining of mineral properties.

Failure to comply with applicable laws, regulations and permitting requirements may result in enforcement actions thereunder, including orders issued by regulatory or judicial authorities, which may require operations to cease or be curtailed, or corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions.  Parties engaged in mining operations may be required to compensate those suffering loss or damage by reason of the mining activities and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations.

Amendments to current laws, regulations and permits governing operations and activities of mining companies, or more stringent implementation of such requirements could have a material adverse impact on the Company and cause increases in capital expenditures or production costs or reductions in levels of production at producing properties or require abandonment or delays in development of new mining properties.

History of Losses

The Company has experienced net operating losses since its first full year of operations.   There can be no assurance that the Company will be able to achieve or sustain profitability in the future.

The Company may need additional capital to accomplish its exploration and development plans, and there can be no assurance that financing will be available on terms acceptable to the Company, or at all.

The exploration and development of mining properties, including the continued exploration and development of projects and the construction of mining facilities and operations may require substantial additional financing.  Failure to obtain sufficient financing, or financing on terms acceptable to the Company, may result in a delay or indefinite postponement of exploration, development or production on any or all properties the Company may obtain, or even a loss of an interest in a property.  The only source of funds now available to the Company is through the sale of debt or equity capital, properties, royalty interests or the entering into of joint ventures or other strategic alliances in which the funding sources could become entitled to an interest in properties or projects the Company may obtain.  Additional financing may not be available when needed or if available, the terms of such financing might not be favorable to the Company and might involve substantial dilution to existing shareholders.  If financing involves the issuance of debt, the terms of the agreement governing such debt could impose restrictions on the Company’s operation of its business.  Failure to raise capital when needed would have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company has no record of paying dividends.

The Company has no dividend record.  The Company has paid no dividends on the common shares since incorporation and does not anticipate doing so in the foreseeable future.  Payment of any future dividends will be at the discretion of the Company's board of directors after taking into account many factors, including operating results, financial condition, capital requirements, business opportunities and restrictions contained in any financing agreements.

The Company relies on its management and key personnel, and there is no assurance that such persons will remain at the Company, or that the Company will be able to recruit skilled individuals.

The Company relies heavily on its existing management. The Company does not maintain "key man" insurance. Recruiting and retaining qualified personnel is critical to the Company's success.  The number of persons skilled in the acquisition, exploration and development of mining properties is limited and competition for the services of such persons is intense.  As the Company's business activity grows, it may require additional key financial, administrative, technical and mining personnel.  Although the Company believes that it will be successful in attracting and retaining qualified personnel, there can be no assurance of such success.  The failure to attract such personnel to manage growth effectively could have a material adverse effect on the Company's business, prospects, financial conditions and results of operations.

The Company is exposed to risks of changing labor and employment regulations.

Production at its mining operations is dependent upon the efforts of mining employees.  In addition, employee relations may be affected by changes in the scheme of labor relations that may be introduced by the relevant governmental authorities in whose jurisdictions the Company carries on business.  Changes in such legislation or in the relationship between the Company and its employees may have a material adverse effect on the Company's business, results of operations and financial condition.

The Company is purchasing operations which are subject to the laws of Ecuador.

The Company intends to operate a mining operation through a foreign company, and substantially all of the Company’s assets will be held through such foreign entity.  Accordingly, any governmental limitation on the transfer of cash or other assets between the Company and a foreign subsidiary could restrict the Company's ability to fund its operations efficiently.  Any such limitations or the perception that such limitations may exist now or in the future could have an adverse impact on the Company's prospects, financial condition and results of operations.

The trading price for the Company’s common shares is volatile.

Securities of micro- and small-cap companies have experienced substantial volatility in the past, often based on factors unrelated to the financial performance or prospects of the companies involved. These factors include macroeconomic developments in North America and globally and market perceptions of the attractiveness of particular industries. The Company's share price is also likely to be significantly affected by short-term changes in gold prices or in its financial condition or results of operations as reflected in its quarterly earnings reports. Other factors unrelated to the Company's performance that may have an effect on the price of its common shares include the following: the extent of analytical coverage available to investors concerning the Company's business may be limited if investment banks with research capabilities do not follow the Company's securities; the lessening in trading volume and general market interest in the Company's securities may affect an investor's ability to trade significant numbers of common shares; the size of the Company's public float may limit the ability of some institutions to invest in the Company's securities; and a substantial decline in the price of its common shares that persists for a significant period of time could cause the Company's securities to be delisted from the OTCBB, further reducing market liquidity.  As a result of any of these factors, the market price of the Company’s common shares at any given point in time may not accurately reflect the Company's long-term value.

The value of common shares may be diluted due to the conversion of debentures.

As at October 15, 2008, there were $1,300,000 of debentures outstanding, which debentures are convertible into common shares at a conversion price equal to the lesser of: (a) an amount equal to one hundred  percent (100%) of the Volume Weighted Average Price (“VWAP”) as quoted by Bloomberg L.P. on October 15, 2008, or (b) an amount equal to eighty-five percent (85%)  of the lowest daily closing VWAP as quoted by Bloomberg L.P. during the five (5) trading days immediately preceding the conversion date.  During the life of the debentures, the holders of such securities are given an opportunity to profit from a rise in the market price of common shares with a resulting dilution in the interest of the other shareholders.  The Company's ability to obtain additional financing during the period in which such rights are outstanding may be adversely affected and the existence of the rights may have an adverse effect on the market price of its common shares.  The holders of the debentures may exercise such securities at a time when the Company would be able to obtain needed capital by a new offering of securities on terms more favorable than those provided by the outstanding rights.  The increase in the number of the Company’s common shares in the market resulting from the exercise of such rights and the possibility of sales of such shares may have a depressive effect on the price of the Company’s common shares.  In addition, as a result of such additional common shares, the voting power of the Company's existing shareholders will be substantially diluted.

The Company may, in the future, grant to some or all of its directors, key employees and consultants options to purchase its common shares at exercise prices equal to market prices at times when the public market is depressed. To the extent that significant numbers of such options are granted and exercised, the interests of then existing shareholders of the Company will be subject to additional dilution.

We have a limited operating history and have not generated a profit since inception; consequently our long term viability cannot be assured.

Our prospects for financial success are difficult to forecast because we have a limited operating history. Our prospects for financial success must be considered in light of the risks, expenses and difficulties frequently encountered by mining companies initiating exploration of unproven properties.  Our business could be subject to any or all of the problems, expenses, delays and risks inherent in the establishment of a gold and silver exploration enterprise, including limited capital resources, possible delays in mining explorations and development, failure to identify commercially viable gold or silver deposits, possible cost overruns due to price and cost increases in exploration and ore processing, uncertain gold and silver market prices, inability to accurately predict mining results and attract and retain qualified employees.  Therefore, there can be no assurance that our exploration or mining will be successful, that we will be able to achieve or maintain profitable operations or that we will not encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated.

We may need additional financing to expand our business plan.

Our business plan calls for substantial investment and cost in connection with the exploration of our mineral properties.  While we believe we have sufficient funds to carry out our current plans, unforeseen expenses, an expanded exploration plan or establishing future mining operations could require additional operating capital.  We do not currently have any arrangements for additional financing and we can provide no assurance to investors that we will be able to find additional financing if required.  Obtaining additional financing would be subject to a number of factors, including market prices for minerals, investor acceptance of our properties, and investor sentiment.   These factors may make the timing, amount, terms or conditions of additional financing unfavorable to us.  The most likely source of future funds would be through the sale of additional equity capital and loans.  Any sale of additional shares will result in dilution to existing stockholders while incurring additional debt will result in encumbrances on our property and future cash flows.

Because there is no assurance when we will generate revenues, we may deplete our cash reserves and not have sufficient outside sources of capital to complete our exploration or mining programs.

We have not earned any revenues as of the date of this prospectus and have never been profitable.  To date we have been involved primarily in financing activities, acquisition activities, and limited exploration activities.  Our only anticipated revenue producing properties comprise the Muluncay Project.  These revenue producing properties have been virtually exhausted of high grade ore to a depth of 200 meters, and there has been no drilling to test the depth potential of the mining system.

Due to our continuing losses from business operations, our most recent independent auditor’s report includes a “going concern” explanation relating to the fact that our continued operations are dependent upon obtaining additional working capital either through significantly increasing revenues or through outside financing.  We have not yet generated any operating revenues.  Our cash reserves will be used to fund our plans at the Muluncay Project.  However, our inability to generate revenues could eventually inhibit our ability to continue in business or achieve our business objectives.

Because of the speculative nature of exploration of natural resource properties, there is substantial risk that we will not find commercially viable gold or silver ore deposits which would reduce our realization of revenues.

There is no assurance that any of the claims we explore or acquire will contain commercially exploitable reserves of gold or silver minerals.  Exploration for natural resources is a speculative venture involving substantial risk.  Hazards such as unusual or unexpected geological formations and other conditions often result in unsuccessful exploration efforts.  Success in exploration is dependent upon a number of factors including, but not limited to, quality of management, quality and availability of geological expertise and availability of exploration capital.  Due to these and other factors, no assurance can be given that our exploration programs will result in the discovery of new mineral reserves or resources.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As described under Item 1.01, on October 15, 2008, the Company entered into a Securities Purchase Agreement, which is attached to this Quarterly Report on Form 10-Q as Exhibit 20.1, with Trafalgar Capital Specialized Investment Fund, Luxembourg (“Trafalgar”) for the sale to Trafalgar of the Company’s secured convertible redeemable debentures (the “Agreement”). Pursuant to the Agreement, the Trafalgar received $1,300,000 of convertible redeemable debentures (the “Debentures”), and 5,900,000 shares of the Company’s common stock (transferred from an existing shareholder in a separate transaction not involving the Company), par value $0.001, in exchange for a $1,300,000 cash payment. The Debentures are convertible into the Company’s common stock (the “Conversion Shares”).

Also on October 15, 2008, the Company entered into an Asset Purchase Agreement, which is attached to this Quarterly Report on Form 10-Q as Exhibit 20.2, with Minera Del Pacifico S.A. (“Pacifico”), an Ecuadorian corporation.  Pursuant to the Asset Purchase Agreement, the Company shall transfer 30,000,000 shares of the Company’s common stock to Pacifico as partial consideration for certain assets to be transferred to the Company. Final Consummation of the transfer of assets anticipated by the Asset Purchase Agreement is anticipated within 30 days of the filing of this Current Report on Form 8-K.

Also on October 15, 2008, Darryl Mills, a shareholder and affiliate of the Company, consummated one Affiliate Stock Purchase Agreement (the “Affiliate Agreement”) with Benstole Invest Limited, Minera Del Pacifico S.A., and Capital Trust Management Ltd. resulting in a change of control in the registrant. Pursuant to the Affiliate Agreement, Darryl Mills sold 5,000,000 shares to Benstole Invest Limited, 15,000,000 shares to Pacifico and 250,000 shares to Capital Trust Management Ltd. for the purchase price of $.008 per share.

 ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.

Description

20.1

Securities Purchase Agreement *

20.2

Asset Purchase Agreement *

20.3

Report on Exploration Potential *

31.1

Section 302 Certificate of Chief Executive Officer *

31.2

Section 302 Certificate of Chief Financial Officer *

32.1

Section 906 Certificate of Chief Executive Officer *

32.2

Section 906 Certificate of Chief Financial Officer *

*filed herewith

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 14, 2008

Trilliant Exploration Corp.

By:

/s/ William R. Lieberman

William R. Lieberman, President, Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

November 14, 2008

Trilliant Exploration Corp., Registrant

By:

/s/ William R. Lieberman

William R. Lieberman, President, Director

EXHIBIT 20.1

SECURITIES PURCHASE AGREEMENT

THIS SECURITIES PURCHASE AGREEMENT (this “Agreement”), dated as of October 15, , 2008, by and among Trilliant Exploration Company a Nevada  corporation, with headquarters located at 391 519 NW 60th Street, Suite  C, Gainesville, FL  32607 (the “Company”), and Trafalgar Capital Specialized Investment Fund, Luxembourg   (the “Buyer”).

WITNESSETH:

WHEREAS, the Company and the Buyer are executing and delivering this Agreement in reliance upon an exemption from securities registration pursuant to Section 4(2) and/or Rule 506 of Regulation D (“Regulation D”) as promulgated by the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the “1933 Act”);

WHEREAS, the parties desire that, upon the terms and subject to the conditions contained herein, the Company shall issue and sell to the Buyer(s), as provided herein, and the Buyer(s) shall purchase up to One Million Three Hundred Thousand United States Dollars ($1,300,000) of secured convertible redeemable debentures (the “Debentures”), all of which shall be funded on the date hereof (the “Closing”) for a total purchase price of One Million Three Hundred Thousand United States Dollars ($1,300,000), (the “Purchase Price”); and

WHEREAS, contemporaneously with the execution and delivery of this Agreement, the parties hereto are executing and delivering a Registration Rights Agreement substantially in the form attached hereto as Exhibit A (the “Registration Rights Agreement”) pursuant to which the Company has agreed to provide certain registration rights under the 1933 Act and the rules and regulations promulgated there under, and applicable state securities laws; and

WHEREAS, contemporaneously with the execution and delivery of this Agreement, the parties hereto are executing and delivering Irrevocable Transfer Agent Instructions substantially in the form attached hereto as Exhibit B (the “Irrevocable Transfer Agent Instructions”); and

WHEREAS, contemporaneously with the execution and delivery of this Agreement, the parties hereto are executing and delivering a Security Agreement substantially in the form attached hereto as Exhibit C, (the “Security Agreement”) pursuant to which the Company has agreed to provide the Buyer a security interest in Pledged Property (as this term is defined in the Security Agreement dated the date hereof) to secure Company’s obligations under this Agreement, the Debenture, the Registration Rights Agreement, the Security Agreement and the Transfer Agent Instructions (collectively, the “Transaction Documents”) or any other obligations of the Company to the Buyer;

NOW, THEREFORE, in consideration of the mutual covenants and other agreements contained in this Agreement the Company and the Buyer hereby agree as follows:

1.

PURCHASE AND SALE OF DEBENTURES.

(a) Purchase of Debentures.  Subject to the satisfaction (or waiver) of the terms and conditions of this Agreement, the Buyer agrees to purchase at the Closings (as defined herein) and the Company agrees to sell and issue to the Buyer, at such Closings, Debentures in amounts corresponding purchased at such Closings.   The Debentures purchased by Buyer shall have a maturity date of two (2) years from the Closing.  Upon execution hereof by Buyer, the Buyer shall wire transfer the portion of the Purchase Price necessary to purchase the Debentures to be acquired in the Closing to an escrow account established by James G. Dodrill II, P.A. (“Escrow Agent”).

(b) Closing Date.  The Closing of the purchase and sale of the Debentures shall take place on the date hereof, subject to notification of satisfaction of the conditions to the Closing set forth herein and in Sections 6 and 7 below (or such later date as is mutually agreed to by the Company and the Buyer(s)) (the “Closing Date”).   The Closing shall occur on at the offices of James G. Dodrill II, P.A., 5800 Hamilton Way, Boca Raton, FL  33496 (or such other place as is mutually agreed to by the Company and the Buyer(s).

(c) Escrow Arrangements; Form of Payment.  Prior to execution hereof by Buyer and pending the Closing and disbursement, the Purchase Price shall be deposited in an escrow account (the “Escrow Account”) with James G. Dodrill II, P.A., as escrow agent (the “Escrow Agent”), pursuant to the terms of the Escrow Agreement.  Subject to the satisfaction of the terms and conditions of this Agreement, on the Closing Date, (i) the Escrow Agent shall deliver to the Company in accordance with the terms of the Escrow Agreement that portion of the Escrow Funds (as that term is defined in the Escrow Agreement) equal to the gross amount of the Debentures being purchased by the Buyer on the Closing Date (minus the fees and expenses as set forth herein which shall be paid directly from the Escrow Funds at such Closing) by wire transfer of immediately available funds and (ii) the Company shall deliver to the Buyer, Debentures which the Buyer is purchasing duly executed on behalf of the Company and any other securities to be issued to the Buyer pursuant to this Agreement or the Transaction Documents.

 (d)

The Debentures shall contain provisions that provide that in the event the Euro strengthens against the U.S. Dollar during the life of the Debenture, the Buyer shall be afforded an adjustment to compensate for any such movement in either conversions or redemptions.

1.

BUYER’S REPRESENTATIONS AND WARRANTIES.

The Buyer represents and warrants that:

(a) Investment Purpose.  The Buyer is acquiring the Debentures for its own account for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof, except pursuant to sales registered or exempted under the 1933 Act.

(b) Accredited Investor Status.  The Buyer is an “Accredited Investor” as that term is defined in Rule 501(a)(3) of Regulation D.

(c) Reliance on Exemptions.  The Buyer understands that the Debentures are being offered and sold to it in reliance on specific exemptions from the registration requirements of United States federal and state securities laws and that the Company is relying in part upon the truth and accuracy of, and such Buyer’s compliance with, the representations, warranties, agreements, acknowledgments and understandings of such Buyer set forth herein in order to determine the availability of such exemptions and the eligibility of such Buyer to acquire such securities.

(d) Information.  The Buyer and its advisors (and his or, its counsel), if any, have been furnished with all materials relating to the business, finances and operations of the Company and information he deemed material to making an informed investment decision regarding his purchase of the Debentures, which have been requested by such Buyer.  The Buyer and its advisors, if any, have been afforded the opportunity to ask questions of the Company and its management.  Neither such inquiries nor any other due diligence investigations conducted by such Buyer or its advisors, if any, or its representatives shall modify, amend or affect such Buyer’s right to rely on the Company’s representations and warranties contained in Section 3 below.  The Buyer understands that its investment in the Debentures involves a high degree of risk.  The Buyer is in a position regarding the Company, which, based upon employment, family relationship or economic bargaining power, enabled and enables such Buyer to obtain information from the Company in order to evaluate the merits and risks of this investment.  The Buyer has sought such accounting, legal and tax advice, as it has considered necessary to make an informed investment decision with respect to its acquisition of the Debentures.

(e) No Governmental Review.  The Buyer understands that no United States federal or state agency or any other government or governmental agency has passed on or made any recommendation or endorsement of the Debentures, or the fairness or suitability of the investment in the Debentures, nor have such authorities passed upon or endorsed the merits of the offering of the Debentures.

(f) Transfer or Resale.  The Buyer understands that: (i) the Debentures have not been and are not being registered under the 1933 Act or any state securities laws, and may not be offered for sale, sold, assigned or transferred unless (A) subsequently registered thereunder, or (B) such Buyer shall have delivered to the Company an opinion of counsel, in a generally acceptable form, to the effect that such securities to be sold, assigned or transferred may be sold, assigned or transferred pursuant to an exemption from such registration requirements; (ii) any sale of such securities made in reliance on Rule 144 under the 1933 Act (or a successor rule thereto) (“Rule 144”) may be made only in accordance with the terms of Rule 144 and further, if Rule 144 is not applicable, any resale of such securities under circumstances in which the seller (or the person through whom the sale is made) may be deemed to be an underwriter (as that term is defined in the 1933 Act) may require compliance with some other exemption under the 1933 Act or the rules and regulations of the SEC thereunder; and (iii) neither the Company nor any other person is under any obligation to register such securities under the 1933 Act or any state securities laws or to comply with the terms and conditions of any exemption thereunder.

(g) Legends.  The Buyer understands that the certificates or other instruments representing the Debentures and all certificates or other instruments representing the shares of the Company’s common stock into which the Debentures are converted shall bear a restrictive legend in substantially the following form (and a stop transfer order may be placed against transfer of such certificates):

THE SECURITIES REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED OR APPLICABLE STATE SECURITIES LAWS.  THE SECURITIES HAVE BEEN ACQUIRED SOLELY FOR INVESTMENT PURPOSES AND NOT WITH A VIEW TOWARD RESALE AND MAY NOT BE OFFERED FOR SALE, SOLD, TRANSFERRED OR ASSIGNED IN THE ABSENCE OF AN EFFECTIVE REGISTRATION STATEMENT FOR THE SECURITIES UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR APPLICABLE STATE SECURITIES LAWS, OR AN OPINION OF COUNSEL, GENERALLY ACCEPTABLE TO COMPANY’S COUNSEL, THAT REGISTRATION IS NOT REQUIRED UNDER SAID ACT OR APPLICABLE STATE SECURITIES LAWS.

The legend set forth above shall be removed and the Company within three (3) business days shall issue a certificate without such legend to the holder of the security upon which it is stamped, if, unless otherwise required by state securities laws, (i) in connection with a sale transaction, provided the securities are registered under the 1933 Act or (ii) in connection with a sale transaction, after such holder provides the Company with an opinion of counsel, which opinion shall be in form, substance and scope reasonably acceptable to counsel for the Company, to the effect that a public sale, assignment or transfer of the securities may be made without registration under the 1933 Act.

(h) Authorization, Enforcement.  This Agreement has been duly and validly authorized, executed and delivered on behalf of such Buyer and is a valid and binding agreement of such Buyer enforceable in accordance with its terms, except as such enforceability may be limited by general principles of equity or applicable bankruptcy, insolvency, reorganization, moratorium, liquidation and other similar laws relating to, or affecting generally, the enforcement of applicable creditors’ rights and remedies.

(i) Receipt of Documents.  The Buyer and his or its counsel has received and read in their entirety:  (i) this Agreement and each representation, warranty and covenant set forth herein, and the Transaction Documents; (ii) all due diligence and other information necessary to verify the accuracy and completeness of such representations, warranties and covenants; and (iii) answers to all questions the Buyer submitted to the Company regarding an investment in the Company; and the Buyer has relied on the information contained therein and has not been furnished any other documents, literature, memorandum or prospectus.

(j) Due Formation Buyer.  If the Buyer is a corporation, trust, partnership or other entity that is not an individual person, it has been formed and validly exists and has not been organized for the specific purpose of purchasing the Debentures and is not prohibited from doing so.

(k) No Legal Advice From the Company.  The Buyer acknowledges, that it had the opportunity to review this Agreement and the transactions contemplated by this Agreement with his or its own legal counsel and investment and tax advisors.  The Buyer is relying solely on such counsel and advisors and not on any statements or representations of the Company or any of its representatives or agents for legal, tax or investment advice with respect to this investment, the transactions contemplated by this Agreement or the securities laws of any jurisdiction.

2.

REPRESENTATIONS AND WARRANTIES OF THE COMPANY.

Except as otherwise provided in the Company Disclosure Schedule delivered herewith, the Company represents and warrants as of the date hereof and as of the Closing Date to the Buyer that:

(a) Organization and Qualification.  The Company and its subsidiaries are corporations duly organized and validly existing in good standing under the laws of the jurisdiction in which they are incorporated, and have the requisite corporate power to own their properties and to carry on their business as now being conducted.  Each of the Company and its subsidiaries is duly qualified as a foreign corporation to do business and is in good standing in every jurisdiction in which the nature of the business conducted by it makes such qualification necessary, except to the extent that the failure to be so qualified or be in good standing would not have a material adverse effect on the Company and its subsidiaries taken as a whole.

(b) Authorization, Enforcement, Compliance with Other Instruments.  (i) The Company has the requisite corporate power and authority to enter into and perform this Agreement, the Transaction Documents, and any related agreements, and to issue the Debentures in accordance with the terms hereof and thereof, (ii) the execution and delivery of this Agreement, the Transaction Documents and any related agreements by the Company and the consummation by it of the transactions contemplated hereby and thereby, including, without limitation, the issuance of the Debentures, have been duly authorized by the Company’s Board of Directors and no further consent or authorization is required by the Company, its Board of Directors or its stockholders, (iii) this Agreement, the Transaction Documents and any related agreements have been duly executed and delivered by the Company, (iv) this Agreement, the Transaction Documents and any related agreements constitute the valid and binding obligations of the Company enforceable against the Company in accordance with their terms, except as such enforceability may be limited by general principles of equity or applicable bankruptcy, insolvency, reorganization, moratorium, liquidation or similar laws relating to, or affecting generally, the enforcement of creditors’ rights and remedies.  The Company knows of no reason why the Company cannot perform any of the Company’s obligations under this Agreement or the Transaction Documents.

(c) Capitalization.  The authorized capital stock of the Company consists of 100,000,000 shares of Common Stock, par value $0.001 per share and 10,000,000 shares of preferred stock, par value $0.001 per share.  As of the date hereof, the Company has 91,940,000 shares of Common Stock issued and outstanding and 0 shares of preferred stock issued and outstanding.  All of such outstanding shares have been validly issued and are fully paid and nonassessable.  No shares of Common Stock are subject to preemptive rights or any other similar rights or any liens or encumbrances suffered or permitted by the Company.  As of the date of this Agreement, other than as disclosed in the attached schedule 3(c), (i) there are no outstanding options, warrants, scrip, rights to subscribe to, calls or commitments of any character whatsoever relating to, or securities or rights convertible into, any shares of capital stock of the Company or any of its subsidiaries, or contracts, commitments, understandings or arrangements by which the Company or any of its subsidiaries is or may become bound to issue additional shares of capital stock of the Company or any of its subsidiaries or options, warrants, scrip, rights to subscribe to, calls or commitments of any character whatsoever relating to, or securities or rights convertible into, any shares of capital stock of the Company or any of its subsidiaries, (ii) there are no outstanding debt securities and (iii) there are no agreements or arrangements under which the Company or any of its subsidiaries is obligated to register the sale of any of their securities under the 1933 Act and (iv) there are no outstanding registration statements and there are no outstanding comment letters from the SEC or any other regulatory agency.  There are no securities or instruments containing anti-dilution or similar provisions that will be triggered by the issuance of the Debentures as described in this Agreement.  The Company has furnished to the Buyer true and correct copies of the Company’s Articles of Incorporation, as amended and as in effect on the date hereof (the “Articles of Incorporation”), and the Company’s By-laws, as in effect on the date hereof (the “By-laws”), and the terms of all securities convertible into or exercisable for Common Stock and the material rights of the holders thereof in respect thereto other than stock options issued to employees and consultants.

(d) Issuance of Securities.  The Debentures are duly authorized and, upon issuance in accordance with the terms hereof, shall be duly issued, fully paid and nonassessable, are free from all taxes, liens and charges with respect to the issue thereof.

(e) No Conflicts.  The execution, delivery and performance of this Agreement, the Transaction Documents and any related agreements by the Company and the consummation by the Company of the transactions contemplated hereby and thereby will not (i) result in a violation of the Articles of Incorporation or the By-laws or (ii), to the best knowledge of the Company, conflict with or constitute a default (or an event which with notice or lapse of time or both would become a default) under, or give to others any rights of termination, amendment, acceleration or cancellation of, any agreement, indenture or instrument to which the Company or any of its subsidiaries is a party, or result in a violation of any law, rule, regulation, order, judgment or decree (including United States federal and state securities laws and regulations and the rules and regulations of The OTC Bulletin Board on which the Common Shares are quoted) applicable to the Company or any of its subsidiaries or by which any property or asset of the Company or any of its subsidiaries is bound or affected.  To the best knowledge of the Company, neither the Company nor its subsidiaries is in violation of any term of or in default under its Articles of Incorporation or By-laws or their organizational charter or by-laws, respectively, or, any material contract, agreement, mortgage, indebtedness, indenture, instrument, judgment, decree or order or any statute, rule or regulation applicable to the Company or its subsidiaries.  The business of the Company and its subsidiaries is not being conducted, and shall not be conducted in violation of any material law, ordinance, or regulation of any governmental entity.  Except as specifically contemplated by this Agreement and as required under the 1933 Act and any applicable state securities laws, the Company is not required to obtain any consent, authorization or order of, or make any filing or registration with, any court or governmental agency in order for it to execute, deliver or perform any of its obligations under or contemplated by this Agreement in accordance with the terms hereof.  All consents, authorizations, orders, filings and registrations which the Company is required to obtain pursuant to the preceding sentence have been obtained or effected on or prior to the date hereof, except for any required post-Closing notice filings under applicable United States federal or state securities laws, if any.

(f) SEC Documents: Financial Statements.  Except as set forth on the attached schedule, the Company has filed, or furnished, as applicable, all reports, schedules, forms, statements and other documents required to be filed by it with the SEC under the Exchange Act (the foregoing materials, including the exhibits and schedules thereto, and such financial statements and documents incorporated by reference therein, being hereinafter referred to as the “SEC Documents”).  The Company has delivered to the Buyer or its representatives, or made available through the SEC’s website at http://www.sec.gov, true and complete copies of the SEC Documents.  As of their respective dates, the financial statements of the Company included in the SEC Documents (the “Financial Statements”) complied as to form in all material respects with the published rules and regulations of the SEC with respect thereto as in effect at the time of filing.  Such financial statements have been prepared in accordance with U.S. generally accepted accounting principles, consistently applied, during the periods involved (except (i) as may be otherwise indicated in such Financial Statements or the notes thereto, or (ii) in the case of unaudited interim statements, to the extent they may exclude footnotes or may be condensed or summary statements) and, fairly present in all material respects the financial position of the Company as of the dates thereof and the results of its operations and cash flows for the periods then ended (subject, in the case of unaudited statements, to normal year-end audit adjustments).

(g)  No Material Misstatement or Omission.  None of the Company’s SEC Documents at the time of filing, none of the materials provided to the Buyer by the Company and none of the representation and warranties made in this Agreement or any of the other  Transaction Documents include any untrue statements of material fact, nor do the Company’s SEC Documents at the time of filing and none of the representations and warranties made in this Agreement or any of the other Transaction Documents omit to state any material fact required to be stated therein necessary to make the statements made, in light of the circumstances under which they were made, not misleading.

(h) Absence of Litigation.  There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending against or affecting the Company, the Common Stock or any of the Company’s subsidiaries, wherein an unfavorable decision, ruling or finding would (i) have a material adverse effect on the transactions contemplated hereby or (ii) adversely affect the validity or enforceability of, or the authority or ability of the Company to perform its obligations under, this Agreement or any of the Transaction Documents have a material adverse effect on the business, operations, properties, financial condition or results of  operations of the Company and its subsidiaries taken as a whole.

(i) Acknowledgment Regarding Buyer’s Purchase of the Debentures.  The Company acknowledges and agrees that the Buyer is acting solely in the capacity of an arm’s length purchaser with respect to this Agreement and the transactions contemplated hereby.  The Company further acknowledges that the Buyer is not acting as a financial advisor or fiduciary of the Company (or in any similar capacity) with respect to this Agreement and the transactions contemplated hereby and any advice given by the Buyer or any of their respective representatives or agents in connection with this Agreement and the transactions contemplated hereby is merely incidental to such Buyer’s purchase of the Debentures.  The Company further represents to the Buyer that the Company’s decision to enter into this Agreement has been based solely on the independent evaluation by the Company and its representatives.

(j) No General Solicitation.  Neither the Company, nor any of its affiliates, nor any person acting on its or their behalf, has engaged in any form of general solicitation or general advertising (within the meaning of Regulation D under the 1933 Act) in connection with the offer or sale of the Debentures.

(k) No Integrated Offering.  Neither the Company, nor any of its affiliates, nor any person acting on its or their behalf has, directly or indirectly, made any offers or sales of any security or solicited any offers to buy any security, under circumstances that would require registration of the Debentures under the 1933 Act or cause this offering of the Debentures to be integrated with prior offerings by the Company for purposes of the 1933 Act.

(l) Employee Relations.  Neither the Company nor any of its subsidiaries is involved in any labor dispute nor, to the knowledge of the Company or any of its subsidiaries, is any such dispute threatened.  None of the Company’s or its subsidiaries’ employees is a member of a union and the Company and its subsidiaries believe that their relations with their employees are good.

(m) Intellectual Property Rights.  The Company and its subsidiaries own or possess adequate rights or licenses to use all trademarks, trade names, service marks, service mark registrations, service names, patents, patent rights, copyrights, inventions, licenses, approvals, governmental authorizations, trade secrets and rights necessary to conduct their respective businesses as now conducted.  The Company and its subsidiaries do not have any knowledge of any infringement by the Company or its subsidiaries of trademark, trade name rights, patents, patent rights, copyrights, inventions, licenses, service names, service marks, service mark registrations, trade secret or other similar rights of others, and, to the knowledge of the Company there is no claim, action or proceeding being made or brought against, or to the Company’s knowledge, being threatened against, the Company or its subsidiaries regarding trademark, trade name, patents, patent rights, invention, copyright, license, service names, service marks, service mark registrations, trade secret or other infringement; and the Company and its subsidiaries are unaware of any facts or circumstances which might give rise to any of the foregoing.

(n) Environmental Laws.  The Company and its subsidiaries are (i) in compliance with any and all applicable foreign, federal, state and local laws and regulations relating to the protection of human health and safety, the environment or hazardous or toxic substances or wastes, pollutants or contaminants (“Environmental Laws”), (ii) have received all permits, licenses or other approvals required of them under applicable Environmental Laws to conduct their respective businesses and (iii) are in compliance with all terms and conditions of any such permit, license or approval.

(o) Title.  Any real property and facilities held under lease by the Company and its subsidiaries are held by them under valid, subsisting and enforceable leases with such exceptions as are not material and do not interfere with the use made and proposed to be made of such property and buildings by the Company and its subsidiaries.

(p) Insurance.  The Company and each of its current and future acquired subsidiaries are or will be upon acquisition by the Company insured by insurers of recognized financial responsibility against such losses and risks and in such amounts as management of the Company believes to be prudent and customary in the businesses in which the Company and its subsidiaries are engaged.  Neither the Company nor any such subsidiary has been refused any insurance coverage sought or applied for and neither the Company nor any such subsidiary has any reason to believe that it will not be able to renew its existing insurance coverage as and when such coverage expires or to obtain similar coverage from similar insurers as may be necessary to continue its business at a cost that would not materially and adversely affect the condition, financial or otherwise, or the earnings, business or operations of the Company and its subsidiaries, taken as a whole.

(q) Regulatory Permits.  The Company and its subsidiaries possess all material certificates, authorizations and permits issued by the appropriate federal, state or foreign regulatory authorities necessary to conduct their respective businesses, and neither the Company nor any such subsidiary has received any notice of proceedings relating to the revocation or modification of any such certificate, authorization or permit.

(r) Internal Accounting Controls.  The Company and each of its subsidiaries maintain a system of internal accounting controls sufficient to provide reasonable assurance that (i) transactions are executed in accordance with management’s general or specific authorizations, (ii) transactions are recorded as necessary to permit preparation of financial statements in conformity with generally accepted accounting principles and to maintain asset accountability, and (iii) the recorded amounts for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences.

(s) No Material Adverse Breaches, etc.  Neither the Company nor any of its subsidiaries is subject to any charter, corporate or other legal restriction, or any judgment, decree, order, rule or regulation which in the judgment of the Company’s officers has or is expected in the future to have a material adverse effect on the business, properties, operations, financial condition, results of operations or prospects of the Company or its subsidiaries.  Neither the Company nor any of its subsidiaries is in breach of any contract or agreement which breach, in the judgment of the Company’s officers, has or is expected to have a material adverse effect on the business, properties, operations, financial condition, results of operations or prospects of the Company or its subsidiaries.

(t) Tax Status.  The Company and each of its subsidiaries has made and filed all federal and state income and all other tax returns, reports and declarations required by any jurisdiction to which it is subject and (unless and only to the extent that the Company and each of its subsidiaries has set aside on its books provisions reasonably adequate for the payment of all unpaid and unreported taxes) has paid all taxes and other governmental assessments and charges that are material in amount, shown or determined to be due on such returns, reports and declarations, except those being contested in good faith and has set aside on its books provision reasonably adequate for the payment of all taxes for periods subsequent to the periods to which such returns, reports or declarations apply.  There are no unpaid taxes in any material amount claimed to be due by the taxing authority of any jurisdiction, and the officers of the Company know of no basis for any such claim.

(u) Certain Transactions.  Except for arm’s length transactions pursuant to which the Company makes payments in the ordinary course of business upon terms no less favorable than the Company could obtain from third parties and other than the grant of stock options or stock grants disclosed to the Buyer, none of the officers, directors, or employees of the Company is presently a party to any transaction with the Company (other than for services as employees, officers and directors), including any contract, agreement or other arrangement providing for the furnishing of services to or by, providing for rental of real or personal property to or from, or otherwise requiring payments to or from any officer, director or such employee or, to the knowledge of the Company, any corporation, partnership, trust or other entity in which any officer, director, or any such employee has a substantial interest or is an officer, director, trustee or partner.

(v) Fees and Rights of First Refusal.  The Company is not obligated to offer the securities offered hereunder on a right of first refusal basis or otherwise to any third parties including, but not limited to, current or former shareholders of the Company, underwriters, brokers, agents or other third parties.

4. COVENANTS.

(a) Best Efforts.  Each party shall use its best efforts timely to satisfy each of the conditions to be satisfied by it as provided in Sections 6 and 7 of this Agreement.

(b) Form D.  The Company agrees to file a Form D with respect to the Debentures as required under Regulation D and to provide a copy thereof to the Buyer promptly after such filing.  The Company shall, on or before the Closing Date, take such action as the Company shall reasonably determine is necessary to qualify the Debentures, or obtain an exemption for the Debentures for sale to the Buyer at the Closing pursuant to this Agreement under applicable securities or “Blue Sky” laws of the states of the United States, and shall provide evidence of any such action so taken to the Buyer on or prior to the Closing Date.

(c) Reporting Status.  Until the date on which none of the Debentures are outstanding (the “Registration Period”), the Company shall file in a timely manner all reports required to be filed with the SEC pursuant to the 1934 Act and the regulations of the SEC thereunder, and the Company shall not terminate its status as an issuer required to file reports under the 1934 Act even if the 1934 Act or the rules and regulations thereunder would otherwise permit such termination.

(d) Use of Proceeds.  The Company will use the net proceeds from the sale of the Debentures solely for the purpose of increasing production in its mines as approved by the Buyer.

(e) Reservation of Shares.  The Company shall take all action reasonably necessary to at all times have authorized, and reserved for the purpose of issuance, such number of shares of Common Stock as shall be necessary to effect the issuance of the shares upon conversion of the Debentures.  If at any time the Company does not have available such shares of Common Stock as shall from time to time be sufficient to effect the issuance of all shares upon conversion of the Debentures, the Company shall file a preliminary proxy statement with the Securities and Exchange Commission within ten (10) business day and shall call and hold a special meeting of the shareholders as soon as practicable after such occurrence, for the sole purpose of increasing the number of shares authorized.  The Company’s management shall recommend to the shareholders to vote in favor of increasing the number of shares of Common Stock authorized.  Management shall also vote all of its shares in favor of increasing the number of authorized shares of Common Stock.

(f) Fees and Expenses.

(i) Other than as set forth herein, each of the Company and the Buyer shall pay all costs and expenses incurred by such party in connection with the negotiation, investigation, preparation, execution and delivery of this Agreement the Transaction Documents and any other documents relating to this transaction.

(ii) The Company has agreed to pay a legal and documentation review fee to Buyer of Fifteen Thousand Dollars ($15,000), one-half of which has been paid prior to this date and the remainder of which shall be paid directly from the proceeds of the Closing.

(iii) The Company has agreed to pay a Due Diligence Fee to Buyer of Ten Thousand Dollars ($10,000), one-half of which has been paid prior to this date and one-half of which shall be paid directly from the proceeds of the Closing.

(iv) On or before the Closing Date, the Company shall issue to the Buyer Five Million Nine Hundred Thousand (5,900,000) shares of Common Stock, One Million (1,000,000) of which shall be as a corporate finance fee and Four Million Nine Hundred Thousand of which shall be in lieu of issuing Warrants to the Buyer,

(v) The Company shall pay to the Buyer a Loan Commitment Fee equal to four percent (4%) of the principal amount of each Debenture issued which shall be paid directly from the proceeds of the Closing .

(g) Corporate Existence. So long as any of the Debentures remain outstanding, the Company shall not directly or indirectly consummate any merger, reorganization, restructuring, reverse stock split consolidation, sale of all or substantially all of the Company’s assets or any similar transaction or related transactions (each such transaction, an “Organizational Change”) unless, prior to the consummation an Organizational Change, the Company obtains the written consent of the Buyer .  In the case of any Organizational Change, the Company will make appropriate provision with respect to such holders’ rights and interests to insure that the provisions of this Section 4(g) will thereafter be applicable to the Debentures.

(h) Transactions With Affiliates. So long as any Debentures are outstanding, the Company shall not, and shall cause each of its subsidiaries not to, enter into, amend, modify or supplement, or permit any subsidiary to enter into, amend, modify or supplement any agreement, transaction, commitment, or arrangement with any of its or any subsidiary’s officers, directors, persons who were officers or directors at any time during the previous two (2) years, stockholders who beneficially own five percent (5%) or more of the Common Stock, or Affiliates (as defined below) or with any individual related by blood, marriage, or adoption to any such individual or with any entity in which any such entity or individual owns a five percent (5%) or more beneficial interest (each a “Related Party”), except for (a) customary employment arrangements and benefit programs on reasonable terms, (b) any investment in an Affiliate of the Company,  (c) any agreement, transaction, commitment, or arrangement on an arms-length basis on terms no less favorable than terms which would have been obtainable from a person other than such Related Party, (d) any agreement transaction, commitment, or arrangement which is approved by a majority of the disinterested directors of the Company, for purposes hereof, any director who is also an officer of the Company or any subsidiary of the Company shall not be a disinterested director with respect to any such agreement, transaction, commitment, or arrangement.  “Affiliate” for purposes hereof means, with respect to any person or entity, another person or entity that, directly or indirectly, (i) has a ten percent (10%) or more equity interest in that person or entity, (ii) has ten percent (10%) or more common ownership with that person or entity, (iii) controls that person or entity, or (iv) shares common control with that person or entity.  “Control” or “controls” for purposes hereof means that a person or entity has the power, direct or indirect, to conduct or govern the policies of another person or entity.

(i) Transfer Agent.  The Company covenants and agrees that, in the event that the Company’s agency relationship with the transfer agent should be terminated for any reason prior to a date which is two (2) years after the Closing Date, the Company shall immediately appoint a new transfer agent.

(j)

Restriction on Issuance of the Capital Stock. So long as any of the principal of or interest on the Debenture remains unpaid, the Company shall not, without the prior written consent of the Buyer, (i) issue or sell shares of Common Stock or Preferred Stock, (ii) issue or sell any warrant, option, right, contract, call, or other security instrument granting the holder thereof, the right to acquire Common Stock, (iii) enter into any security instrument granting the holder a security interest in any and all assets of the Company or any subsidiary of the Company (whether now owned or acquired in the future while the Debentures are outstanding), (iv) permit any subsidiary of the Company (whether now owned or acquired in the future while the Debentures are outstanding) to enter into any security instrument granting the holder a security interest in any or all assets of such subsidiary or (v) file any registration statement on Form S-8.

(k)

Restriction on “Short” Position.  Neither the Buyer nor any of its affiliates have an open short position in the Common Stock of the Company, and the Buyer agrees that it shall not, and that it will cause its affiliates not to, engage in any short sales with respect to the Common Stock as long as any Debentures shall remain outstanding.

(l)

Restriction on Incurring Additional Debt.  Without the prior written consent of the Secured Party, neither the Company nor any subsidiary of the Company shall directly or indirectly permit, create, incur, assume, permit to exist, increase, renew or extend on or after the date hereof any indebtedness on its part, including commitments, contingencies and credit availabilities, or apply for or offer or agree to do any of the foregoing.

1.

TRANSFER AGENT INSTRUCTIONS.

The Company shall enter into irrevocable transfer agent instructions in substantially the form attached hereto as Exhibit C (the “Irrevocable Transfer Agent Instructions”) and shall pay the law offices of James G. Dodrill II, P.A. a cash fee of One Hundred Dollars ($100) for every occasion they act pursuant to the Irrevocable Transfer Agent Instructions.

2.

CONDITIONS TO THE COMPANY’S OBLIGATION TO SELL.

The obligation of the Company hereunder to issue and sell the Debentures to the Buyer at each Closing is subject to the satisfaction of each of the following conditions, provided that these conditions are for the Company’s sole benefit and may be waived by the Company at any time in its sole discretion:

(a) The Buyer shall have executed this Agreement and the Transaction Documents and delivered the same to the Company.

(b)  Buyer shall have delivered to the Company the Purchase Price for Debentures to be purchased at such Closing (minus the fees and expenses as set forth herein which shall be paid directly at the Closing) by wire transfer of immediately available U.S. funds pursuant to the wire instructions provided by the Company.

(c) The representations and warranties of the Buyer shall be true and correct in all material respects as of the date when made and as of each Closing Date as though made at that time (except for representations and warranties that speak as of a specific date), and the Buyer shall have performed, satisfied and complied in all material respects with the covenants, agreements and conditions required by this Agreement to be performed, satisfied or complied with by the Buyer at or prior to such Closing Date.

(d) The Company shall have filed a form UCC-1 with regard to the Pledged Property and Pledged Collateral as detailed in the Security Agreement dated the date hereof and provided proof of such filing to the Buyer.

(e) The Company shall have executed such other documents as are reasonably required by the Buyer.

3.

CONDITIONS TO THE BUYER’S OBLIGATION TO PURCHASE.

The obligation of the Buyer hereunder to disburse to the Company the net proceeds of the Purchase Price at each Closing is subject to the satisfaction, of each of the following conditions, provided that these conditions are for the Buyer’s sole benefit and may be waived by the Buyer at any time in its sole discretion:

(a) The Company shall have executed this Agreement the Transaction Documents and any other documents relating to this transaction and delivered the same to the Buyer.

(b) The Company shall have acquired Blackhawk Investments simultaneous with or prior to the Closing (the “Acquisition”).

(c) The trading in the common shares of the Company (TTXP:OB) on the over-the-counter bulletin board shall not have been suspended for any reason.

(d) The Buyer shall have completed its due diligence to the sole satisfaction of Buyer, including but not limited to: (i) a satisfactory on-site visit; (ii) receipt of satisfactory evidence that the Company’s assets are free of any liens or other encumbrances; (iii) approval by the Buyer of the capital structure of the Company post Acquisition; (iv) approval by the Buyer of the specific use of proceeds; (v) approval by the Buyer of due diligence and background checks of all individuals in the Company including Blackhawk Investments; (vi) confirmation of Tam Singh’s equity in  the Company and percentage ownership in post Acquisition Company, (vii) review of all agreements entered into by Blackhawk and any outstanding debt of the Company.

(e) Lockup Agreements satisfactory to the Buyer shall have been executed by such shareholders as requested by the Buyer (including specifically Tam Singh, Charms Investments, ______________[lender], Company insiders or any assignees of any such shareholders) and shall provide that such shareholders shall hold their shares for a minimum of eighteen (18) months.

(f) Execution of agreements providing for indemnification of Buyer by _________________[the other lenders].

(g) The representations and warranties of the Company in this Agreement, the Debentures and the Transaction Documents shall be true and correct in all material respects (except to the extent that any of such representations and warranties is already qualified as to materiality in Section 3 above, in which case, such representations and warranties shall be true and correct without further qualification) as of the date when made and as of the Closing Dates as though made at that time (except for representations and warranties that speak as of a specific date) and the Company shall have performed, satisfied and complied in all material respects with the covenants, agreements and conditions required by this Agreement to be performed, satisfied or complied with by the Company at or prior to the Closing Dates.  If requested by the Buyer, the Buyer shall have received a certificate, executed by the President of the Company, dated as of the respective Closing Date, to the foregoing effect and as to such other matters as may be reasonably requested by the Buyer.

(h) The Company shall have executed and delivered to the Buyer the Debentures.

(i) The Buyer shall have received an opinion of counsel from counsel to the Company in a form satisfactory to the Buyer(s).

(j) The Company shall have provided to the Buyer a certificate of good standing from the secretary of state from the state in which the company is incorporated.

(k) As of the Closing Date, the Company shall have reserved out of its authorized and unissued Common Stock, solely for the purpose of issuing shares of Common Stock upon conversion of the Debenture, shares of Common Stock to effect the issuance of the shares of Common Stock upon conversion of the Debenture in accordance with the Fixed Conversion Price .

(l) The Irrevocable Transfer Agent Instructions, in form and substance satisfactory to Buyer, shall have been delivered to and acknowledged in writing by the Company’s transfer agent.

(m) The Company shall provide to the Buyer an acknowledgement, to the satisfaction of the Buyer, from the Company’s independent certified public accountants as to its ability to provide all consents required in order to file a registration statement in connection with this transaction.

(n) The Company shall file a form UCC-1 or such other forms as may be required to perfect the Buyer’s interest in the Pledged Collateral as detailed in the Security Agreement dated the date hereof, providing the Buyer with a senior lien on all of the Company’s assets and intellectual property and provided proof of such filing to the Buyer.

4.

INDEMNIFICATION.

(a) In consideration of the Buyer’s execution and delivery of this Agreement and acquiring the Debentures hereunder, and in addition to all of the Company’s other obligations under this Agreement, the Company shall defend, protect, indemnify and hold harmless the Buyer and each other holder of the Debentures, and all of their officers, directors, employees and agents (including, without limitation, those retained in connection with the transactions contemplated by this Agreement) (collectively, the “Buyer Indemnitees”) from and against any and all actions, causes of action, suits, claims, losses, costs, penalties, fees, liabilities and damages, and expenses in connection therewith (irrespective of whether any such Buyer Indemnitee is a party to the action for which indemnification hereunder is sought), and including reasonable attorneys’ fees and disbursements (the “Indemnified Liabilities”), incurred by the Buyer Indemnitees or any of them as a result of, or arising out of, or relating to (a) any misrepresentation or breach of any representation or warranty made by the Company in this Agreement, the Transaction Documents or any other certificate, instrument or document contemplated hereby or thereby, (b) any breach of any covenant, agreement or obligation of the Company contained in this Agreement, or the Transaction Documents or any other certificate, instrument or document contemplated hereby or thereby, or (c) any cause of action, suit or claim brought or made against such Buyer Indemnitee by a third party and arising out of or resulting from a material misrepresentations  by the Company under this Agreement or due to a material breach by the Company of its obligations under this Agreement and the execution, delivery, performance or enforcement of this Agreement or any other instrument, document or agreement executed pursuant hereto by any of the Indemnities, any transaction financed or to be financed in whole or in part, directly or indirectly, with the proceeds of the issuance of the Debentures or the status of the Buyer or holder of the Debentures,  as a Buyer of Debentures in the Company.  To the extent that the foregoing undertaking by the Company may be unenforceable for any reason, the Company shall make the maximum contribution to the payment and satisfaction of each of the Indemnified Liabilities, which is permissible under applicable law.

(b) In consideration of the Company’s execution and delivery of this Agreement, and in addition to all of the Buyer’s other obligations under this Agreement, the Buyer shall defend, protect, indemnify and hold harmless the Company and all of its officers, directors, employees and agents (including, without limitation, those retained in connection with the transactions contemplated by this Agreement) (collectively, the “Company Indemnitees”) from and against any and all Indemnified Liabilities incurred by the Indemnitees or any of them as a result of, or arising out of, or relating to (a) any misrepresentation or breach of any representation or warranty made by the Buyer in this Agreement, the Transaction Documents or any other certificate, instrument or document contemplated hereby or thereby executed by the Buyer, (b) any breach of any covenant, agreement or obligation of the Buyer contained in this Agreement, the Transaction Documents or any other certificate, instrument or document contemplated hereby or thereby executed by the Buyer, or (c) any cause of action, suit or claim brought or made against such Company Indemnitee based on material misrepresentations or due to a material breach and arising out of or resulting from the execution, delivery, performance or enforcement of this Agreement, the Transaction Documents or any other certificate instrument, document or agreement executed pursuant hereto by any of the Company Indemnities.  To the extent that the foregoing undertaking by the Buyer may be unenforceable for any reason, the Buyer shall make the maximum contribution to the payment and satisfaction of each of the Indemnified Liabilities, which is permissible under applicable law.

5.

GOVERNING LAW: MISCELLANEOUS.

(a) Governing Law.  This Agreement shall be governed by and interpreted in accordance with the laws of the State of Florida without regard to the principles of conflict of laws.  The parties further agree that any action between them shall be heard in Broward County, Florida and expressly consent to the jurisdiction and venue of the State Court sitting in Broward County, Florida and the United States District Court for the Southern District of Florida for the adjudication of any civil action asserted pursuant to this Paragraph.

(b) Counterparts.  This Agreement may be executed in two or more identical counterparts, all of which shall be considered one and the same agreement and shall become effective when counterparts have been signed by each party and delivered to the other party.

(c) Headings.  The headings of this Agreement are for convenience of reference and shall not form part of, or affect the interpretation of, this Agreement.

(d) Severability.  If any provision of this Agreement shall be invalid or unenforceable in any jurisdiction, such invalidity or unenforceability shall not affect the validity or enforceability of the remainder of this Agreement in that jurisdiction or the validity or enforceability of any provision of this Agreement in any other jurisdiction.

(e) Entire Agreement, Amendments.  This Agreement supersedes all other prior oral or written agreements between the Buyer, the Company, their affiliates and persons acting on their behalf with respect to the matters discussed herein, and this Agreement and the instruments referenced herein contain the entire understanding of the parties with respect to the matters covered herein and therein and, except as specifically set forth herein or therein, neither the Company nor any Buyer makes any representation, warranty, covenant or undertaking with respect to such matters.  No provision of this Agreement may be waived or amended other than by an instrument in writing signed by the party to be charged with enforcement.

(f) Notices.  Any notices, consents, waivers, or other communications required or permitted to be given under the terms of this Agreement must be in writing and will be deemed to have been delivered (i) upon receipt, when delivered personally; (ii) upon confirmation of receipt, when sent by facsimile; (iii) three (3) days after being sent by U.S. certified mail, return receipt requested, or (iv) one (1) day after deposit with a nationally recognized overnight delivery service, in each case properly addressed to the party to receive the same.  The addresses and facsimile numbers for such communications shall be:

If to the Company, to:	Trilliant Exploration Company
519 NW 60th Street, Suite C
Gainesville, FL 32607
Attention: Kevin Blair
Telephone:
Facsimile

With a copy to:
(which shall not constitute notice)

Attention:
Telephone:
Facsimile:

If to the Buyer:	Trafalgar Capital Specialized Investment Fund
8-10 Rue Mathias Hardt
BP 3023
L-1030 Luxembourg
Attention: Andrew Garai, Chairman of the Board of
Trafalgar Capital Sarl, General Partner
Facsimile: 011-44-207-405-0161 and 001-786-323-1651

With a copy to:	James G. Dodrill II, P.A.
(which shall not constitute notice)	5800 Hamilton Way
Boca Raton, FL 33496
Attention: Jim Dodrill, Esq.
Telephone: (561) 862-0529
Facsimile: (561) 892-7787

If to the Buyer, to its address and facsimile number on Schedule I, with copies to the Buyer’s counsel as set forth on Schedule I.  Each party shall provide five (5) days’ prior written notice to the other party of any change in address or facsimile number.

(g) Successors and Assigns.  This Agreement shall be binding upon and inure to the benefit of the parties and their respective successors and assigns.  Neither the Company nor any Buyer shall assign this Agreement or any rights or obligations hereunder without the prior written consent of the other party hereto.

(h) No Third Party Beneficiaries.  This Agreement is intended for the benefit of the parties hereto and their respective permitted successors and assigns, and is not for the benefit of, nor may any provision hereof be enforced by, any other person.

(i) Survival.  Unless this Agreement is terminated under Section 9(l), the representations and warranties of the Company and the Buyer contained in Sections 2 and 3, the agreements and covenants set forth in Sections 4, 5 and 9, and the indemnification provisions set forth in Section 8, shall survive the Closing for a period of two (2) years following the date on which the Debentures are redeemed in full.  The Buyer shall be responsible only for its own representations, warranties, agreements and covenants hereunder.

(j) Publicity.  The Company and the Buyer shall have the right to approve, before issuance any press release or any other public statement with respect to the transactions contemplated hereby made by any party; provided, however, that the Company shall be entitled, without the prior approval of the Buyer, to issue any press release or other public disclosure with respect to such transactions required under applicable securities or other laws or regulations (the Company shall use its best efforts to consult the Buyer in connection with any such press release or other public disclosure prior to its release and Buyer shall be provided with a copy thereof upon release thereof).

(k) Further Assurances.  Each party shall do and perform, or cause to be done and performed, all such further acts and things, and shall execute and deliver all such other agreements, certificates, instruments and documents, as the other party may reasonably request in order to carry out the intent and accomplish the purposes of this Agreement and the consummation of the transactions contemplated hereby.  Furthermore, the Company agrees to execute such other documents as are reasonably required by the Buyer.  It shall be deemed a default of this Agreement and the Transaction Documents if the Company or the referenced shareholders fail to sign such agreements within one business day of the date of request by the Buyer.

(l) Termination.  In the event that the Closing shall not have occurred with respect to the Buyer on or before five (5) business days from the date hereof due to the Company’s or the Buyer’s failure to satisfy the conditions set forth in Sections 6 and 7 above (and the non-breaching party’s failure to waive such unsatisfied condition(s)), the non-breaching party shall have the option to terminate this Agreement with respect to such breaching party at the close of business on such date without liability of any party to any other party; provided, however, that if this Agreement is terminated by the Company pursuant to this Section 9(l), the Company shall remain obligated to pay the Buyer for the legal and documentation review fee described in Section 4(f) above.

(m) No Strict Construction.  The language used in this Agreement will be deemed to be the language chosen by the parties to express their mutual intent, and no rules of strict construction will be applied against any party.

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

#

IN WITNESS WHEREOF, the Buyer and the Company have caused this Securities Purchase Agreement to be duly executed as of the date first written above.

COMPANY:
TRILLIANT EXPLORATION COMPANY

BY: /s/ Kevin Blair /s/
Name: Kevin Blair
Title: President

BUYER:
TRAFALGAR CAPITAL SPECIALIZED
INVESTMENT FUND, LUXEMBOURG
By: Trafalgar Capital Sarl
Its: General Partner

By: /s/ Andrew Garai /s/
Name: Andrew Garai
Title: Chairman of the Board

EXHIBIT 20.2

Asset Purchase Agreement

October 15, 2008

This Asset Purchase Agreement (the "Agreement") is made and entered by and between Minera Del Pacifico S.A., an Ecuadorian corporation (“MDP”), and Trilliant Exploration Corporation , a Nevada corporation (“Buyer”).

Recitals

A.

MDP is the owner of certain equipment, fixtures, improvements and mining rights located in Muluncay Ecuador.

B.

MDP desires to sell and Buyer desires to purchase certain assets owned by MDP.

Now, therefore, in consideration of the parties' covenants and promises contained in this Agreement, and for other good and valuable consideration, the receipt and sufficiency of which the parties acknowledge, the parties agree:

1.       Definitions. The following defined terms, wherever used in this Agreement, shall have the meanings described below:

1.1

“Assets” means and includes: (a) the Land; (b) the Permits; (c) the Data; and (d) the Mining Rights.

1.2

"Closing" means the delivery of documents to be executed and delivered by the parties, the deposit and delivery of the Purchase Price, as defined in this Agreement, and the consummation of the transactions contemplated under this Agreement as described in Section 6.

1.3

"Closing Date" means the date on which the Closing occurs as provided in Section 6.1.

1.4

"Data" means environmental, title and other information, data and reports in MDP's possession or control relating to the Land and the Mining Rights, more particularly described in Exhibit A, Part 2.

1.5

"Effective Date" means the date on which this Agreement has been executed by MDP and Buyer.

1.6

“Land” means the mining rights, claims and fixtures and improvements on such mining claims described in Exhibit A, Part 1,

1.1

“MDP” means Minera Del Pacifico S.A., a Nevada corporation, and its successors and assigns.

1.2

“Permits” means the approvals, licenses and permits described in Exhibit 1.11.

1.3

"Purchase Price" means the price to be paid by Buyer for its purchase of the Property as described in Section 2.2.

1.4

 “Shares” means the common capital stock of TTXP.

1.5

 “Mining Rights” means the permits and certificates for mining rights described in Exhibit 1.14.

1.6

“Mining Rights Deed” means the mining rights deed to be executed and delivered by MDP in accordance with Section 6.4.1.4 substantially in the form of Exhibit 6.4.1.4.

2.       Purchase and Sale Terms.

2.1

Purchase and Sale of Assets. Subject to all of the terms and conditions of this Agreement and for the consideration described in this Agreement, MDP agrees to sell the Assets to Buyer.

2.2

Purchase Price. The total purchase price for the Assets shall consist of the cash component of Six Million One Hundred Thousand Dollars ($6,100,000.00) and the Share component of Thirty Million (30,000,000) Shares payable as follows:

2.2.1

Initial Money. On the parties’ execution of this Agreement, Buyer shall pay as an initial payment One Million Two Hundred Thousand Dollars ($1,200,000.00) and 30,000,000 Shares which shall be delivered to MDP and delivered in accordance with the terms of this Agreement.

2.2.1

Balance of Cash Component. The cash component of the initial money payment deposited by Buyer on execution of this Agreement shall be credited in Buyer’s favor against the cash component of the Purchase Price. MDP shall deduct and pay from the Purchase Price such sums as are necessary to discharge and pay any and all claims, indebtedness, judgments, liens or security interests secured by any instruments encumbering title to any of the Assets, including any deeds of trust, financing statements, mortgages or security agreements secured by MDP’s grant of a lien and security interest in the Assets, and the amount of the Closing costs which MDP is obligated to pay in accordance with the terms of this Agreement. Following the Closing, Buyer shall pay the following cash payments to MDP: (a) Five Hundred Thousand Dollars ($500,000.00) on or before thirty (30) days after the signing date of this Agreement; (b) Six Hundred Thousand Dollars ($600,000.00) on or before 75 days of the signing of this Agreement; (c) Six Hundred Thousand Dollars ($600,000.00) on or before 120 days from the signing of this Agreement; and (d) Three Million and Two Hundred Thousand Dollars ($3,200,000.00) paid in installments of Two Hundred Thousand Dollars ($200,000.00) on or before Six months of reaching production of 400 tons per day of the operations in Ecuador of the Buyer using 26 day average in 30 day calendar month.

2.2.2

Security for Payment of Purchase Price. Buyer’s obligation to pay the Purchase Price shall be secured by Buyer’s grant of a lien and security interest in the Assets represented by the Deed of Trust executed and delivered by Buyer.

2.2.3

Shares. The Shares shall be subject to the requirements of all applicable Canadian, United States, provincial and state laws and regulations and the rules of each exchange or trading association on which the Shares are listed for trading or are traded. MDP also acknowledges that the Shares will be “restricted securities,” as defined in Rule 144 under the United States Securities Act of 1933, as amended (the “1933 Act”), and may only be transferred in the United States pursuant to an effective registration statement under the 1933 Act, pursuant to a transaction outside of the United States in accordance with Rule 904 of Regulation S under the 1933 Act or pursuant to a transaction that is exempt from the registration requirements of the 1933 Act. MDP acknowledges that, in addition to the legends required under Canadian securities laws, the Shares will bear legends to that effect. MDP understands and acknowledges that GPM is not obligated to file and has no present intention of filing with the United States Securities and Exchange Commission or with any state securities administrator any registration statement in respect of resales of the Shares in the United States.

            2.4

Assumption and Performance of Permits. To the extent allowable under all applicable laws and regulations, MDP shall assign to and Buyer shall assume and perform all of the obligations of Buyer under the Permits in accordance with their terms. MDP will cooperate with Buyer concerning the transfer of the Permits from MDP to Buyer.

3. Representations and Warranties of MDP. MDP represents and warrants to Buyer the following:

3.1

Organization and Authorization. MDP is a corporation duly organized and validly existing and in good standing under the laws of the Ecuador. MDP has the full power and authority to enter into this Agreement and to consummate the transactions contemplated under this Agreement. The making and performance of this Agreement and the agreements and other instruments required to be executed by MDP have been, or at the Closing will have been, duly authorized by all necessary corporate actions and will be duly executed by a person authorized by MDP to do so. MDP shall deliver to Buyer duly approved and executed resolutions of the directors and shareholders approving MDP’s execution and delivery of this Agreement and the performance of its obligations under this Agreement.

3.2

No Breach of Laws or Contracts. The consummation by MDP of the transactions contemplated by this Agreement will not result in the breach of any term or provision of, or constitute a default under any applicable law or regulation, its articles of organization or operating agreement, or under any other agreement or instrument to which MDP is a party, by which it is bound, or which affects the Assets.

3.1

Binding Obligations. When executed and delivered, this Agreement and all instruments executed and delivered by MDP pursuant to this Agreement will constitute legal and binding obligations of MDP and will be valid and enforceable in accordance with their respective terms.

3.2

Compliance with Laws. MDP has not received notice from any governmental agency, of any physical or environmental condition existing on the Land or any access to the Land or created by MDP or of any action or failure to act by MDP which is a material violation of any applicable law, regulation or ordinance. To MDP’s knowledge, there are currently no off-site improvement requirements that any governmental authority has imposed or threatened to impose on the Land.

3.3

No Litigation. There is no suit, action, arbitration or legal, administrative or other proceeding or governmental investigation pending or, to the knowledge of MDP without inquiry, threatened against, or affecting the Assets or the ability of MDP to perform its covenants and obligations under this Agreement.

3.4

Patriot Act. MDP is not on the Specially Designated National & Blocked Persons List of the Office of Foreign Assets Control of the United States Treasury Department and is not otherwise blocked or banned by any foreign assets office rule or any other law or regulation, including the USA Patriot Act or Executive Order 13224.

3.5

Condition of and Title to the Assets.

3.9.1 Title to the Land. MDP represents and warrants that MDP’s title to the Land is good and marketable and on the Closing shall be free and clear of any lien, claim or encumbrance, except the following (the “Permitted Exceptions”):

(a)

Liens for taxes and mortgages acknowledged by Buyer on the Assets not yet due and payable or which are being contested in good faith;

(b)

Any items listed in the Title Commitment or any amendment or update to the Title Commitment to which Buyer does not timely deliver to MDP a Notice of Objection pursuant to Section 3.9.5.

3.9.1

Encroachments. To MDP’s knowledge, the improvements on the Land lie entirely within the boundaries of the Land and no structure of any kind encroaches on or over the Land.

3.9.2

Condemnation. To MDP’s knowledge, no portion of any of the Land or improvements on the Land is the subject of, or affected by, any condemnation or eminent domain proceeding.

3.9.3

Unrecorded Conveyances. To MDP’s knowledge, there are no unrecorded liens, encumbrances, restrictions or royalties against the Land.

3.9.6

Title to the Mining Rights. MDP represents that MDP’s title to the Mining Rights subject to the Mining Rights Lease is good and marketable and on the Closing shall be free and clear of any lien, claim or encumbrance.

3.9.8

Taxes. MDP represents that all taxes, including without limitation, ad valorem, property (both real and personal), production, severance, reclamation, and similar taxes and assessments based upon or measured by ownership of property or production of minerals or the receipt of proceeds there from which have become due and payable have been properly paid.
Buyer will not be liable for any taxes which accrue or are assessed before the Closing. To
MDP’s knowledge, there are no pending or threatened special assessments affecting the Assets.

3.9.9

Accredited Investor. MDP is an accredited investor as defined under the laws and regulations of Canada and the United States. MDP will execute and deliver to Buyer a certificate that MDP is an accredited investor in such form as Buyer or Buyer’s counsel requests.

4.       Representations and Warranties of Buyer. Buyer agrees, represents and warrants to MDP the following:

4.1

No Breach of Law or Contracts. The consummation by Buyer of the transactions contemplated by this Agreement will not result in a breach of any term or provision of, or constitute a default under any applicable law, regulation or ordinance or any other agreement or instrument to which Buyer is a party or by which it is bound.

4.2

Binding Obligations. When executed and delivered this Agreement and all instruments executed by Buyer pursuant to this Agreement, will constitute legal and binding obligations of Buyer and will be valid and enforceable in accordance with their respective terms.

4.3

No Litigation. There is no suit, action, arbitration or legal, administrative or other proceeding or governmental investigation pending or, to the knowledge of Buyer without inquiry, threatened against, or affecting the Assets or the ability of Buyer to perform its covenants and obligations under this Agreement.

4.4

Brokers. Buyer has incurred no liability, contingent or otherwise, for broker's or finder's fees relating to the transactions contemplated by this Agreement

4.1

Patriot Act. Buyer is not on the Specially Designated National & Blocked Persons List of the Office of Foreign Assets Control of the United States Treasury Department and is not otherwise blocked or banned by any foreign assets office rule or any other law or regulation, including the USA Patriot Act or Executive Order 13224.

4.2

Organization and Authorization. Buyer is a corporation duly organized and validly existing and in good standing under the laws of the State of Nevada. Buyer has the full power and authority to enter into this Agreement and to consummate the transactions contemplated under this Agreement. The making and performance of this Agreement and the agreements and other instruments required to be executed by Buyer have been, or at the Closing will have been, duly authorized by all necessary corporate actions and will be duly executed by a person authorized by Buyer to do so.

5.       Covenants.

5.1      Covenants of MDP. MDP covenants and agrees with Buyer as follows:

5.1.1

Maintenance of Property. Until the Closing, MDP shall cause the Assets to be maintained and operated in a good and workmanlike manner, shall not partition the Assets,

shall maintain insurance now in force with respect to the Assets, shall pay or cause to be paid all costs and expenses incurred in connection with this Agreement, shall keep the Underlying Agreements in full force and effect, and shall perform and comply with all of the conditions and covenants contained in same and all other agreements relating to the Assets.

5.1.1

Copies of Agreements. MDP has disclosed to Buyer the existence of and has furnished Buyer with copies of all agreements and contracts relating to the Assets, to the extent that MDP is aware of the existence of such agreements and contracts.

5.1.2

Notification of Buyer of Suits, Litigation, Material Adverse Change, Etc. Until the Closing, MDP promptly shall notify Buyer of any suit, action, or other proceeding, actual or threatened, before any court, governmental agency or arbitrator and any cause of action or any other adverse change which relates to the Assets or which might result in impairment or loss of MDP's title to any portion of the Assets or the value of the Assets or which might hinder or impede the operation of the Assets or which seeks to restrain or prohibit or to obtain substantial damages from MDP in respect of, or which is related to or arises out of, this Agreement or the consummation of all or any part of the transactions contemplated under this Agreement of which MDP becomes aware.

5.1.3

Maintenance of Representations and Warranties. MDP shall use its reasonable best efforts to cause all of the representations and warranties of MDP contained in this Agreement to be true and correct on and as of the Closing, and MDP shall use its reasonable best efforts to cause the conditions precedent to the obligations of MDP to be satisfied on or before the Closing. If any material change in condition or circumstances renders any of MDP’s representations or warranties contained in this Agreement inaccurate in any material respect between the Effective Date and the Closing Date, MDP shall promptly give written notice to Buyer of such change. Buyer shall have a period of five (5) days after receipt of MDP’s notice to accept such representation or warranty as changed or to terminate this Agreement by delivering written notice to MDP. If Buyer elects to terminate this Agreement, MDP and Buyer shall instruct the Escrow Agent to promptly release and return the initial money deposit to Buyer, and, if Buyer makes such election after the initial money deposit has been paid to MDP, MDP shall promptly repay the initial money deposit to Buyer. On such termination, neither party shall have any further rights or obligations under this Agreement. Alternatively, Buyer may waive the effect of any such changed representation or warranty and proceed to complete the Closing.

5.1.4

Agreement Not to Market the Assets. Until the Closing and thereafter if the Closing occurs, MDP shall not assign, transfer, encumber or in any way dispose of any interest in or to the Assets to any other person or entity, or negotiate with any other person or entity with respect to the transfer or grant of any interest or option whatsoever in the Assets, except that MDP may continue to sell aggregate, sand and gravel from the Assets in the ordinary course of MDP’s business. These obligations of MDP shall terminate before the Closing if and at such time as this Agreement is terminated as provided in Section 8.

                        5.1.7 Permits and Underlying Agreements. MDP shall maintain the Permits and Underlying Agreements in full force and effect and shall comply with its obligations to transfer the Permits and Underlying Agreements.

5.2      Covenants of Buyer. Buyer covenants and agrees with MDP as follows:

5.2.1

Maintenance and Confidentiality of Data. Before the Closing, Buyer shall exercise due diligence in safeguarding and maintaining all Data and keeping the Data confidential, except for such disclosure as reasonably deemed necessary by Buyer for purposes of obtaining financing and such disclosures as counsel for either party may advise is legally required or an announcement which is required to be made to all governmental or regulatory agency, in which cases MDP shall be given reasonable advance notice and the right to review and comment on same. If the Closing does not occur, Buyer’s obligation to maintain the confidentiality Data shall survive termination of this Agreement.

5.2.2

Maintenance of Representations and Warranties. Buyer shall use its reasonable best efforts to cause all of the representations and warranties of Buyer contained in this Agreement to be true and correct as of the Closing; provided, however, that nothing contained in this Section shall create an obligation of Buyer to MDP to pay money or undertake any additional legal obligation.

6.       Closing.

6.1

Date and Place of Closing. The parties will execute and deliver to each other a signed counterpart or copy of this Agreement as escrow instructions and such general conditions of escrow as requires. In the event of any conflict between the terms of this Agreement and the general conditions of the closing, the terms of this Agreement shall control. The Closing shall be held at a time mutually agreed upon by MDP and Buyer on the Closing Date, unless extended by the parties' agreement. The Closing will be held at the offices of the MDP.

6.2

Conditions Precedent to Buyer's Duty to Close. The obligations of Buyer under this Agreement to consummate the purchase of the Assets are subject to the satisfaction (or waiver by Buyer) of the following at or before the Closing:

6.2.1

The representations and warranties of MDP contained in this Agreement are true and correct in all material respects.

6.2.1

There has been no material adverse change affecting the Assets to which Buyer has objected and MDP has not cured.

6.2.2

There shall be no preliminary or permanent injunction or order from any federal or state court or by any federal, state or local regulatory agency and no statute, rule, regulation or order shall exist which restrains, enjoins or otherwise prohibits the transactions contemplated by this Agreement. There shall not be pending any action, suit or proceeding in which this transaction is opposed by the members or by the representatives of the members of any of the parties.

6.2.3

Buyer shall have completed its due diligence investigation of the Assets to Buyer’s satisfaction.

6.3 Conditions Precedent to MDP's Duty to Close. The obligations of MDP under this Agreement to consummate the sale of the Assets are subject to the satisfaction (or waiver by MDP) of the following at or before the Closing:

6.3.1

All representations and warranties of Buyer contained in this Agreement are true and correct in all material respects.

6.3.2

Buyer has not committed a material breach of any of its covenants contained in this Agreement.

6.3.3

There has been no material adverse change affecting the Assets or the Underlying Agreements.

6.3.4

There shall be no preliminary or permanent injunction or order from any federal or state court or by any federal, state or local regulatory agency and no statute, rule, regulation or order shall exist which restrains, enjoins or otherwise prohibits the transactions contemplated by this Agreement. There shall not be pending any action, suit or proceeding in which this transaction is opposed by the members, owners or shareholders, as applicable, or bythe representatives of the members, owners or shareholders, as applicable, of any of the parties.

6.4      Closing Obligations. At the Closing, MDP and Buyer shall have the following respective obligations:

6.4.1   MDP's Obligations. At the Closing, MDP shall:

6.4.1.1

Cause any liens and monetary encumbrances against the Assets to be discharged or transferred to Buyer.

6.4.1.2

Execute and deliver to Buyer a Deed conveying to Buyer all of MDP's right, title and interest in and to the Land, the appurtenances to the Land (excluding the Mining Rights) and the improvements on the Land,.

6.4.1.3

Execute and deliver to Buyer an Assignment and Assumption assigning to Buyer all of MDP's right, title and interest in and to each of the Permits. The Assignment and Assumption shall be in substantially the form of the Assignment and Assumption.

6.4.1.4

Execute the Mining Rights Deed which shall be substantially in the form of Exhibit 6.4.1.4.

6.4.1.5

Execute and deliver such declarations of value as are required for recording of the Deed, Assignment and Assumption and the Mining Rights Deed.

6.4.1.6

Deliver to Buyer possession of the Assets, including all keys to any and all improvements on the Land. Title to and the risk of loss of the Assets shall pass to Buyer on the delivery and recording, as applicable, of the instruments which MDP is obligated to execute and deliver in accordance with this Agreement.

6.4.1.1

Deliver the resolutions of MDP’s directors and shareholders approving MDP’s execution and delivery of this Agreement and MDP’s performance of its obligations under this Agreement.

6.4.1.2

Take any other action consistent with the terms of this Agreement that may be reasonably requested by Buyer for the purpose of closing the transactions contemplated under this Agreement.

6.4.2

Buyer's Obligations. At the Closing, Buyer shall:

6.4.2.1

Execute and deliver the Assignment and Assumption substantially in the form of the Assignment and Assumption attached to this Agreement as Exhibit 6.4.1.3.

6.4.2.2

Take any other action consistent with the terms of this Agreement that may be reasonably requested by MDP for the purpose of closing the transactions contemplated under this Agreement.

6.4.3.1

Buyer shall pay: (a) the fees for filing and recording of the Grant, Bargain and Sale Deed, Assignment and Assumption and the Mining Rights Deed and the Deed of Trust; (b) the premiums for the endorsements to the title insurance policy; (c) one-half of the real property transfer taxes; (d) one-half of the escrow fees; and (e) the filing fees for the Report of Conveyance and Abstract of Title to be filed in the DENAMI Mining Division of Ecuador.

7.       Obligations After Closing.

7.1

Recording Fees. Except as otherwise provided in and except as otherwise paid in accordance with Section 6.4, each of MDP and Buyer shall pay its share of all documentary, filing and recording fees required in connection with the filing and recording of any conveyances and assignments delivered by MDP to Buyer at the Closing in accordance with standard Nevada real estate practices.

7.2

Further Assurances. After the Closing, MDP and Buyer shall execute, acknowledge and deliver or cause to be executed, acknowledged and delivered such instrumentsand take such other action as may be necessary or advisable to carry out their respective obligations under this Agreement and under any document, certificate or other instrument delivered pursuant to this Agreement.

7.1

Indemnification by Buyer. If the Closing is held pursuant to Section 6, Buyer shall assume and have responsibility and liability for the Assets from and after the Closing Date. Except as provided in Section 7.4. Buyer shall defend, indemnify and hold harmless MDP and its agents or affiliates, directors, employees, managers, members and officers from and against any and all claims, liabilities and costs (including reasonable attorneys' fees), relating to or arising from or in connection with any breach by Buyer of any representation, warranty or covenant of Buyer contained in this Agreement or in any agreement or other document executed by Buyer in connection with this Agreement or relating to or arising from Buyer’s ownership, possession or use of the Assets from and after the Closing Date.

7.2

Indemnification by MDP. After the Closing, MDP agrees to indemnify, defend and hold harmless Buyer, and its respective agents or affiliates, directors, employees, managers, members and officers from and against any and all losses, claims, damages, liabilities, costs and expenses (including reasonable attorneys' fees and other expenses of investigating any claims and defending against or prosecuting any action) to which they or any of them may become subject due to, or which arise from any of the following (collectively the “Indemnity Claims”):

7.4.1

Any breach of MDP’s covenants, agreements, warranties or representations contained in this Agreement or in any assignment or other documents executed by MDP in connection with this Agreement.

7.4.2

Any failure of MDP to pay liabilities assumed or incurred by MDP pursuant to this Agreement;

7.4.3

The operations of MDP or the acts or omissions of its employees or agents before the Closing Date; and

7.4.4

All obligations arising from or relating to MDP’s ownership, possession or use of the Assets on or before the Closing Date; provided, however, that except as otherwise provided in this Agreement, MDP shall have no indemnification obligations to Buyer for obligations arising from or relating to Buyer’s ownership, possession or use of the Assets after the Closing Date.

8.       Termination of Agreement.

8.1 Termination by MDP. This Agreement and the transactions contemplated under this Agreement may be terminated by MDP if before the Closing Buyer materially breaches any representation or warranty made by Buyer or any obligation undertaken by Buyer and Buyer fails to cure or to commence to cure such breach within five (5) days after receiving written notice from MDP of such breach.

8.2 Termination by Buyer. This Agreement and the transactions contemplated under this Agreement may be terminated by Buyer if before the Closing MDP materially breaches any representation or warranty made by MDP or any obligation undertaken by MDP and MDP fails to cure or to commence to cure such breach within five (5) days after receiving written notice from MDP of such breach.

9.       Miscellaneous.

9.1

Exhibits. The exhibits referred to in this Agreement are incorporated into this Agreement by reference and constitute a part of this Agreement.

9.2

Expenses. Except as otherwise specifically provided in this Agreement, all fees, costs, and expenses incurred by MDP or Buyer in negotiating this Agreement or in consummating the transactions contemplated by this Agreement shall be paid by the party incurring same, including, without limitation, legal and accounting fees, costs and expenses.

9.3

Notices. All notices required or authorized to be given under this Agreement shall be in written form. Any notices may be sent by registered or certified delivery, postage prepaid, return receipt requested, addressed to the proper party at the addresses described in this Section. Any notice may be personally delivered to the party or sent by telex, telegraph, telecopy or other electronic delivery method, and shall be effective when actually received by the addressee party. For purposes of this Agreement, the addresses of the parties are:

If to MDP:     Minera Del Pacifico S.A.

                     Minera Del Pacifico SA

                     Circunvalación Norte #511 y 12ava. Norte

                    Machala, El Oro, Ecuador

                    Attn: Luiggi Ludovico Lopez Gandara

If to Buyer:  Trilliant Exploration Corporation

         Trilliant Exploration Corporation TTXP

         1090 Vermont Ave NW

         Suite 910

         Washington, DC 20005

and copy to:  Andrew J. Befumo, PLLC
                     1090 Vermont Ave NW
                    Suite 910
                    Washington, DC 20005

Either party may, by written notice so delivered to the other, change the address or individual to which delivery shall thereafter be made.

9.1

Amendments. This Agreement may not be amended or any rights waived except by an instrument in writing signed by the party to be charged with such amendment or waiver and delivered by such party to the party claiming the benefit of such amendment or waiver.

9.2

Assignment. Neither party may assign or transfer its interest in this Agreement without the prior written consent of the other party.

9.3

Arbitration. Arbitration of all disputes arising from or relating to this Agreement shall be arbitrated by the parties as follows:

9.6.1

Site of Arbitration. The arbitration shall be held in Machala, Ecuador.

9.6.2

Costs of Arbitration. Each party shall pay one-half (1/2) of the arbitrator's costs, expenses and fees for services.

9.1

Headings. The headings of the sections of this Agreement are for guidance and convenience of reference only and shall not limit or otherwise affect any of the terms or provisions of this Agreement.

9.2

Governing Law. This Agreement and the transactions and instruments contemplated under this Agreement shall be construed in accordance with, and governed by, the laws of the Machala Ecuador, without regard to the choice of law provisions of such law.

9.3

Entire Agreement. This Agreement (including the Exhibits) constitutes the entire understanding among the parties with respect to the subject matter, superseding all prior negotiations, prior discussions and prior agreements, including but not limited to the letter agreement between the parties, and understandings relating to such subject matter. Each party has been represented by independent counsel of its choice and has participated in the negotiation and drafting of this Agreement. No provision or term of this Agreement shall be construed in favor of or against any party based on such party’s participation in the negotiation or drafting of such provision or term.

9.1

Scope of Representations and Warranties. All agreements, covenants, representations and warranties of the parties are contained in this Agreement, in the Exhibits and the documents referred to in this Agreement. No other agreements, covenants, representations and warranties have been made by any party and all prior agreements, covenants, representations and warranties are merged in this Agreement.

9.2

Parties in Interest. This Agreement shall be binding upon, and shall inure to the benefit of, the parties and their respective successors and permitted assigns.

9.3

Counterparts. This Agreement may be executed in one or more counterparts, all of which shall be considered one and the same agreement, and shall become effective when one or more counterparts have been signed by each of the parties and delivered to the other party.

Each of the parties has caused this Agreement to be executed by its duly authorized representatives identified below.

Minera Del Pacifico S.A.

By /s/ Luiggi Perez

Title: General Manager

Trilliant Exploration Corporation

By  /s/ Darryl Mills /s/

Title: President

EXHIBIT 20.3

REPORT ON EXPLORATION POTENTIAL

MULUNCAY EPITHERMAL GOLD PROJECT

PORTOVELO-ZARUMA-AYAPAMBA AREA

PROVINCE OF EL ORO, ECUADOR

Latitude 3° 36' 30” South, Longitude 79° 40' West

Written For:  Minera Del Pacifico, S.A.

Prepared By:

D. Bain, B.Sc., P.Geo.

Consulting Geologist

49 Midale Crescent

London, Ontario,

DUNCAN BAIN CONSULTING LTD.

Canada N5X 3C2

E-mail: djbain@aol.com

November 30, 2006

TABLE OF CONTENTS

SUMMARY	1
INTRODUCTION	3
TERMS OF REFERENCE	3
RELIANCE ON OTHER EXPERTS	4
PROPERTY DESCRIPTION AND LOCATION	6
ACCESSIBILITY, CLIMATE, PHYSIOGRAPHY, LOCAL RESOURCES AND INFRASTRUCTURE	7
HISTORY	9
GEOLOGICAL SETTING Regional Concession	10 10 12
DEPOSIT TYPES	13
MINERALIZATION Regional Concession	13 13 15
EXPLORATION Historical Current	17 17 19
DRILLING	19
SAMPLING METHODS AND APPROACH	20
SAMPLE PREPARATION, ANALYSES AND SECURITY	20
DATA VERIFICATION	22
ADJACENT PROPERTIES	23
MINERAL PROCESSING AND METALLURGICAL TESTING	23
MINERAL RESOURCES Mine Planning Exploration Potential Measured and Indicated Resources Inferred Resources	24 24 24 24 24
INTERPRETATION AND CONCLUSIONS	26
RECOMMENDATIONS	27
ESTIMATED PHASE 1 BUDGET	28
ESTIMATED PHASE 2 BUDGET	29
BIBLIOGRAPHY	30
CERTIFICATE OF QUALIFICATIONS – Duncan J. Bain, P.Geo.	31
APPENDIX 1 – Assay Certificate	32
APPENDIX 2 – Aguacate Assays, former owners	36
Table 1 - Muluncay Concession Boundary Coordinates	7
Table 2 – Preliminary Sampling, Aguacate Mine	19
Plate 1 – Typical Topography and Vegetation, area of Casa Negra Concession with concession along Rio Amarillo at centre-right	8
Plate 2 – Typical Mine-Mill Complex, Muluncay Concession	16
Plate 3 – Underground Workings, Muluncay Concession; average vein width 1.0 m	17
FIGURES	After Page
1. General Location Map 3	6
2. Regional Location Map 3	6
3. Claim Map	6
4. Regional Stratigraphy	10
5. Regional Structures	10
6. Concession Map	22

Summary

The Portovelo-Zaruma-Ayapamba district of southern Ecuador has been mined for gold and silver for centuries. The Incas were already extracting gold and silver in the area prior to the arrival of the Spanish conquistadors in 1549. For 450 years exploitation of the Zaruma and Portovelo gold mines has continued. Modern exploration, development and mining methods were applied with the arrival of SADCO in the late 1800s. Since 1905, the earliest available mining records, SADCO mining activities have produced in excess of 4.5 million oz. (144 million grams) of gold, when the cut-off grade for ore was 14.5 g/T gold.  SADCO left in 1950. Only local mining continued for the next 40 years. Starting in the early 1990s, TVX and IAMGOLD have acquired and explored much of the district. In November 2006 Minera Nevada acquired a 100% interest in the Muluncay Project. It is centred at Latitude 03º36´30” South and Longitude 79º 40’ West, a distance of 175 kilometres south and 60 kilometres southeast of the major Pacific port cities of Guayaquil and Machala, respectively. The Muluncay Project lies approximately 100 km west of the Aurelian gold district and 120 km south of IAMGOLD’s multi-million ounce Quimsacocha deposit. IAMGOLD hold a series of concession surrounding the Muluncay concession. These three gold districts are part of a regional epithermal mineralizing system which covers the southern half of Ecuador. The local population is experienced in the recognition and mining of narrow vein gold deposits, making them a valuable asset for future exploration, development and production throughout the entire region.

Triassic age Tahuin Series gneisses, schists and amphibolites, overlain by Capiro Formation mica schists, phyllites and quartzites form the basement rocks of the region. This basement is unconformably overlain by Celica Formation massive andesitic lavas and tuffs. The Celica Formation is intruded by small Lower Cretaceous age diorite/granodiorite plutons. This entire mass has been interpreted as a continental volcanic arc. These units are unconformably overlain by Oligocene Saraguro Formation felsic volcanic lavas and pyroclastics, and by later Miocene age Chincillo Formation (Pisayambo Formation) rhyolite flows and pyroclastics. There are two major regional faults, the Pinãs Fault and the Puente Busa –Palestina Fault, which have produced three tectonic blocks with down-dropped sides to the SW. Celica Formation mafic to intermediate volcanics lie between these two faults. Within the Celica Formation is the Portovelo Series andesitic lavas. Two hydrothermally altered intermediate composition volcanic series and their subvolcanic feeder systems unconformably overlie the Celica Formation. They are composed of intermediate pyroclastics and breccias, crosscut by younger rhyolite stocks, dykes and sills.

Significant second order structures include NW, NE and N-S trending high-angle faults. The N-S trending veins, dipping generally 70o to 90o  NE, are the dominant structures for hosting gold, silver, lead, zinc and copper mineralization. Propylitic, argillic, silicic and sericitic alteration form concentric district-size zones. These represent a Miocene collapse caldera. Supergene enrichment of gold mineralization is recognized. Silicification represents the core of this alteration “aureole”. The deposits are classified as adularia-sericite low- to intermediate sulphidation epithermal gold system.

Regionally these mineralized veins extend horizontally for at least 15 km (the Portovelo-Zaruma-Ayapamba region), and have known depths of at least 1500 m. Past-producing veins in the district range from 60 cm to 8 m, with an average width of 1.3 m. “Stringers” and narrow veins, as well as silicified wallrock, are virtually untested for their gold potential. As is typical in a standard epithermal gold system, there are some zones of “bonanza-type” high-grade gold mineralization (locally termed “clavos”) in the 30 to 200 g/tonne range. Veins within the Muluncay concession include a minimum of 2 major veins. Unexplored and undeveloped veins are also present. Structures are oriented NNW.

Current exploration by Minera Nevada involved a site visit by the author to the district and to a series of mine workings within the Muluncay concession. Within the concession several samples of vein material were taken by the author from the Jena and Cristina veins, which are strong and persist through the entire concession over a known depth of 200 m and a strike length of 1500 m. Gold values from these samples range up to 10.40 g/T. Numerous samples taken by the author in other workings within the concession show values of up to 58.6 g/T gold, up to 209 g/T silver, up to 4.86% copper and up to 16.85% zinc.

SADCO operated mines in the Zaruma-Portovelo-Ayapamba district for 46 years. During this time approximately 3.6 million ounces of gold and 12 million ounces of silver were produced. Production rates at the Grand Mine, the major producer in the district, are estimated up to a maximum of 200,000 tonnes per year, and gold grades were approximately 20-30 g/T. Significant quantities of silver, lead and zinc were also produced. SADCO operated its mines during the years when the price of gold was US$20-$35/ounce. Despite a commodity price low by today’s standards the company was profitable because of the high grades of ore available for mining.

The old SADCO operations, scattered throughout the district, generally (with the exception of the Grand Mine) only extended to a depth of approximately 200m below surface. The Grand Mine contains a gold-mineralized zone which extended to a depth of at least 660 m below surface. It was collared at an elevation 700 m below mine workings in the Muluncay concession area. This indicates that there is significant additional potential at depth of up to 1500 m for most of the concession in the district, including those veins contained within the Muluncay concession. A preliminary estimate of the resource is made by the author on the Muluncay Concession, from the two currently active veins (Jena and Cristina) with an estimated strike length of 1 km, an average width of 1.0 m and an average depth of 1000 m. Using the SADCO cut-off grade of 14.6 g/T as the average grade below current workings, this would produce an estimated tonnage of 400,000 T for each vein, or a total current resource of 800,000 T, for a total of 11,680,000 g (365,000 oz) gold. Should additional veins be found during exploration (known but not presently developed) then that tonnage estimate would increase significantly. Secondary veins, stringers, breccia and disseminated mineralization in the wallrocks have never been exploited, or even properly assessed. It is the author’s opinion that with improved, more economic mining and milling methods this resource can be taken advantage of, so that it is probable that a resource of greater than 1.6 million tonnes, with a somewhat lower grade in the order of 12 g/T (due to dilution by secondary veins and disseminations) could produce 19,200,000 g (600,000 oz) Au. No estimate of the value derived from silver or sulphide concentrate has been made, but it would add a significant amount to the value of this resource. The history of the Zaruma mining operations indicates that there is a significant opportunity to apply modern mining methods to a major resource which has had only limited exploitation in the past.

Near-term exploration should consist of the surface mapping and prospecting. Stream sediment sampling and lithogeochemical sampling should be carried out to check for sulphide content, halo effects, alteration patterns and pathfinder elements. Airphoto/satellite imagery should be examined to outline structures. All current or past underground workings should be mapped, surveyed and sampled to develop an idea of size and grade of ore blocks. Sampling should include not only vein material but wallrock to at least a metre on either side of each vein sample. Surface and underground samples should be taken approximately every 3 m along the vein. Analysis of all samples would be for gold by Fire Assay and other elements by ICP-MS. This Phase 1 program is estimated to cost $107,000.00 USD.

Using the underground sampling data an underground diamond drill program would be conducted. This work would produce a more detailed estimate of grade and tonnage for the current mine workings and for the concession. Estimated cost of this Phase 2 program is approximately $178,000.00 USD. Further work is dependent on the results of this program.

INTRODUCTION

The Zaruma-Portovelo-Ayapamba district of southern Ecuador has been a prolific producer of both gold and silver for over 450 years. No records of mine production exist for the first 300 years, but since 1905, over a period of only 50 years, mining activities have produced in excess of 4.5 million ounces of gold, when the cut-off grade for ore was 14.6 g/T gold. The district, an area of 150 km2, contains at least 15 major veins. Artesanal mining has continued to the present but lack of funding has prevented the use of modern exploration and mining methods to significantly increase reserves and maintain historical high grades, both along strike of these structures and to depth. Strike length of major veins can range up to 1 kilometre. Depth potential can range up to 1500 m where current mining has exploited only the first 200 m below surface.

This report has been prepared at the request of Minera Nevada S.A. and is intended to document the potential of the Muluncay concession for hosting one or more gold-silver-lead-zinc-copper deposits of sufficient grade and tonnage to be economically viable.

TERMS OF REFERENCE

The writer has been requested by Minera Nevada S.A. to make a site visit to the Muluncay Gold  Project and to make a preliminary assessment of the Project for hosting sufficient quantities of various mineral commodities to allow those commodities to be mined and processed at a profit.

For the purpose of this Technical Report the author, Duncan J. Bain, B.Sc.(Geology), P.Geo. is  an independent Qualified Person in accordance with National Instrument 43-101 and as defined in the CIM Standards on Mineral Resources and Reserves.

Grade and tonnage numbers are reported by various authors in a variety of forms, some of which include ounces per ton or % per ton. Distance measurements are often reported in feet. Wherever possible these numbers have been converted to metric equivalents, such as grams per tonne or % per tonne, and metres or centimetres, with the original values inserted to show the conversion.

This report is to be submitted to regulatory bodies including the British Colombia Securities Commission and is to be used by the Company to raise funds for further exploration on the Project.

RELIANCE ON OTHER EXPERTS

The author, Mr. Duncan J. Bain, P.Geo., visited the Portovelo-Zaruma district, including the Muluncay Project, from June 26 to July 3, 2006. The author also visited the district and was on the Muluncay Property on September 2 to 10, 2006. He was joined by Mr. Al Beaton, P.Eng., Mining Engineer and Mr. J.Ed Dhonau, a representative of Minera Del Paciofico, S.A. These site visits included both underground and surface observations of exploration, development and mining activities both within the district and on several of the mine workings located within the Muluncay concession. Detailed mapping and sampling of these and the other mines of the concession have not been carried out during these two visits. However, in September samples of vein material were taken by the author from the underground workings of the Muluncay concession. This material was considered by the author to be highly prospective for containing economic gold values and was taken to confirm mineralization being mined economically by local miners, and to compare with metal values taken by other parties and reported in historical studies of the district. A sampling program had been carried out by the previous owner from various mine sites within the concession. These are included in this report. The field trip also gave the author a detailed appreciation of the topography, climate, infrastructure and workforce available in the area.

In the compilation of this Report the author  relied on the advice and experience in underground mining provided by Mr. Al Beaton, P.Eng. (B.C.), who is a Mining Engineer with over 35 years experience. From 1970 to 1974 Mr. Beaton worked at a large underground copper mine in Zambia. From 1974 to 1979 he worked at Cominco’s lead-zinc open pit Sullivan Mine in southern British Columbia, Canada. From 1979 to 1986 he was Mine Manager at Erikson Gold Mine at Cassiar, B.C. He has spent the last 25 years specialized in contract work and consulting, with the majority of that involved in small underground track and trackless mining operations in the Cordillera of British Columbia.

The author has not relied, without verification by the author, on a report or statement of an expert who is not a Qualified Person as laid out in accordance with National Instrument 43-101.

The author has received and reviewed the registered ownership documents covering the concession that makes up the Muluncay Project. However the author has not formed a legal opinion of the documentation.

All projections and opinions in this report have been prepared on the basis of information made available to the author, and are subject to uncertainties and contingencies which are difficult to accurately predict. Nevertheless, the author considers this report to be a true and accurate representation of the preliminary assessment of the mineral potential of the Muluncay Project.

DESCRIPTION AND LOCATION

In November, 2006 Minera Del Pacifico S.A. acquired a 100% interest in the workings contained by the Aguacate Mine from Sr. Manuel Lopez of Muluncay, Province of El Oro, state of Ecuador. This is located within the centre of the Muluncay concession (Figure 6). The owner directs those seeking additional information on the ownership issue to representatives of the Minera Nevada.

The Muluncay concession lies in the centre of the Portovelo-Zaruma mining camp, which is found in the cantons of Ayapamba and Paccha, Province of El Oro, southern Ecuador. It is centered at Latitude 03º 36’ 30” South and Longitude 79º40’ West (Figure 1, 2, 3). It covers an area of 374 hectares.  Boundary co-ordinates for the Project are found in Table 1 below. These are based on a metric UTM grid system referenced to PSAD-56 datum and geographic zone 17.

Table 1 – Muluncay Boundary Coordinates

Easting - m	Northing - m
652000	9599400
653100	9599400
653100	9596800
651600	9596800
651600	9599000
652000	9599000
652000	9599400

The project is situated about 175 kilometres southeast and 60 kilometres east of the major Pacific port cities of Guayaquil and Machala, respectively. It lies on the western slope of the Andes Mountains, part of the Western Cordillera which runs the length of the west coast of North and South America.

ACCESSIBILITY, CLIMATE, PHYSIOGRAPHY,

LOCAL RESOURCES AND INFRASTRUCTURE

Access to the district from the coast is by a paved 2-lane road in good condition. It is approximately a 2 hour drive from the coastal city of Machala to the town of Portovelo, at the confluence of the Rio Amarillo and Rio Calera. From within the district access to most of the properties, including the Muluncay concession, is by secondary 1- to 2-lane paved roads which often continue to specific sites by tertiary single lane gravel roads, usually though not always in good enough condition for 2 wheel drive vehicles. Access to these sites from Portovelo takes approximately 30 minutes.

The climate is subtropical and humid with temperatures ranging from 18o to 30o C. Yearly rainfall averages 1,341 mm, with heaviest rainfalls occurring in the months from January to June.

Within the district, hill slopes are moderately steep to very steep with elevations ranging from the 950 to 1650 m above sea level (ASL). The Portovelo-Zaruma-Ayapamba district is  traditionally an underground mining camp. Those areas not disturbed by mining activity are used for farmlands, grazing and local minor secondary forestry. Any early stages of surface exploration work carried out by Minera Nevada will involve minimal disruption to current surface activities. Underground

Plate 1 – Typical Topography and Vegetation, area of Muluncay Concession exploration, including additional drifting, sampling, mapping and possible drilling should have even less of an effect than the surface work.

The population within the project area is approximately 50,000. Zaruma, with a population of 29,000, and Portovelo, with a population of 14,000 make up the majority, but there are numerous small villages of a few hundred people each (e.g. Ayapamba, Muluncay). The population has extensive experience in the recognition and mining of narrow vein high-grade gold deposits, making them a valuable asset for future exploration, development and production throughout the entire region. Hotels, food and material supplies, communication resources, public security and government institution representatives are all available locally, and in Pinãs, approximately 20 km distance to the west. High-tension power lines providing electricity are connected to both Zaruma and Portovelo. Cell phone use in this area allows communication with major centres in the country. The Rio Amarillo and Rio Calera rivers are able to supply adequate water for large scale mining operations throughout the year.

HISTORY

The hills of Portovelo, Zaruma and Ayapamba have been mined for gold and silver for centuries. The Incas were already extracting gold and silver in the area with hydraulic mining of the oxidized parts of veins when Mercadillo, one of Pizzarro´s force, followed the Rio Amarillo upstream, encountered the Inca mine and founded the town of Zaruma in 1549 (Holly and Maynard, 2006). Exploitation of the Zaruma and Portovelo districts continued during the time of Spanish colonization until 1870 when an Ecuadorian-Chilean mining company was established. Operational rights were immediately acquired by Southern American Development Company (SADCO), a subsidiary of a major American mining company. SADCO operated the mines from 1897 to 1950 by gaining control of the district’s main gold deposits in 1897. The most extensively mined of these workings was the Grand Shaft on the Casa Negra concession, on the eastern edge of the town of Portovelo. Exploration programs of SADCO commenced in 1896 and brought the Grand Mine into production at 108t/day in 1905. The mine was subsequently deepened to 13 level, 800m below the uppermost workings. In the 53 years that followed, SADCO recovered some 3.5 million ounces (approx. 112 million grams) of gold and 12 million ounces (384 million grams) of silver from 7.6 million tonnes(T) of ore at a cut-off grade of 14.6 g/T Au and 48.9 g/T Ag (Van Thournout et al., 1996). The lower levels of the Grand Mine were flooded in 1944, and facing increasing costs, taxes and a complicated political situation, SADCO withdrew from Ecuador in 1950. A state-owned company, CIMA, took over the mining operations in the area until 1980 and it is estimated to have produced a further 375,000 ounces (12 million grams) of gold by 1965. In 1984, thousands of poverty-stricken miners invaded the old SADCO pits and small-scale and artesanal mining has been going on in the area ever since. An additional 35,000 to 50,000 ounces (1.12 to 1.6 million grams) of gold has been produced each year since then by informal miners, small-scale operating mining societies and family-owned operations. Statistical information from the 1990´s reported that mining from the Zaruma and Portovelo areas totalled 3 million tonnes (T).

In the mid-1990s several overseas companies attempted to consolidate the area and carried out systematic exploration programs. From 1995 to 1996 TVX Corporation, a Canadian exploration company, conducted underground and surface mapping. After TVX Corp. withdrew from Ecuador in 1998 all information was acquired by IAMGOLD. IAMGOLD continued with more extensive exploration programs including surface trenching, surface and underground sampling, surveying, diamond drilling and geological modelling. The author does not currently have direct access to this data and is relying in large part on reports published by IAMGOLD on SEDAR (www.sedar.com) and other Internet sites. The author visited the district in late June/July 2006, and  in September 2006. This report is the result of those site visits and review of available data. In November 2006 Minera Nevada acquired a 100% interest in the Aguacate Mine within the Muluncay concession, giving it the right to mine within the concession.

GEOLOGICAL SETTING

Regional

Regional geology of the southern part of Ecuador consists of basement rocks of  the Triassic age Tahuin Series. These include San Roque Formation medium- to high-grade gneisses, schists and amphibolites overlain by a thick sequence of Capiro Formation low-grade mica schists, phyllites and quartzites, with a minor component of interfingering volcanic rocks.

This metamorphic basement is unconformably overlain by a thick sequence of Lower Cretaceous age Celica Formation massive, homogeneous volcanic lavas and tuffs. These are of andesite composition and are intercalated with minor sedimentary layers. The Celica Formation is intruded by small plutons of diorite to granodiorite composition, also Lower Cretaceous in age. This entire mass has been interpreted as a continental volcanic arc. All of these units are capped unconformably by Tertiary (Oligocene age) Saraguro Formation felsic volcanic lavas and pyroclastics, and by later Miocene age Chincillo Formation (currently referenced as Pisayambo Formation) rhyolite flows and pyroclastic.

There are two major regional faults. These are the Pinãs Fault and the Puente Busa –Palestina Fault. These faults have produced three tectonic blocks which have exposed bedrock to different depths. Between these two faults exposure consists of Celica Formation mafic to intermediate volcanics. Within the Celica Formation (Figure 4) is a thick series of andesitic lavas termed the Portovelo Series which occurs along a central N-S trending axis. These lavas act as host rocks to most of the vein systems in the Portovelo-Zaruma-Ayapamba  region. Recent mapping has shown that the Celica Formation is unconformably overlain by two hydrothermally altered volcanic series, and is crosscut by their subvolcanic feeder systems. These volcanics are composed of intermediate pyroclastics and breccias, crosscut by younger small rhyolite stocks, dykes and sills. These rhyolitic rocks are concentrated along two NW trends in the central mountain ranges (Zaruma-Urca and Santa Barbara) and are due to resistant weathering caused by regional silicification. Most of the district vein-cavity fillings, including base- and precious metals mineralization, are closely associated with this volcanic activity.

Significant structures in the district (Figure 5) include NW, NE and N-S trending high- and low-angle faults and circular structures. The N-S trending veins, dipping generally 70o to 90o  NE, are the dominant though not the only structures for hosting gold, silver, lead, zinc and copper mineralization in the district. They are bound to the SW by the NW-trending Pinas Fault. The Puente Busa –Palestina Fault lies directly NE of the centre of the district and does not interfere with the continuity of either faults, veins or mineralization beyond it to the NE.

Concentric district-size zones of propylitic, argillic, silicic and sericitic alteration cover the region and represent the collapse of a Miocene age volcano and the formation of a caldera. Supergene enrichment of gold mineralization is recognized in certain areas by the presence of strong patches of argillic alteration. Silicification represents the core of this alteration “aureole”. Silicification formed in two stages. One type, associated with most of the gold-silver-base metals mineralization, is related to the Portovelo-Zaruma axis. The second type is found in the Santa Barbara Mountain and is associated with rhyolite dykes and plugs, and with intense argillic alteration. A third type of silicification  is found as wallrock alteration haloes of quartz-chlorite-sericite-adularia-calcite-(pyrite).

Concession

Bedrock underlying the Muluncay concession consists of Lower Cretaceous age Celica Formation massive volcanic lavas of andesitic composition. To the author’s knowledge no detailed mapping has been carried out on these host rocks. Within these host rocks a series of sub-parallel structures. These local area structures encompass both those veins found within the Muluncay concession, such as Jen and Cristina. This system of veins is the northern continuation of the large system of veins (e.g. Abundancia, Portovelo) which have been so vigorously mined in the Zaruma-Portovelo area for the last 400 years.

Deposit Types

Gold mineralization within the district is considered to be a low- to intermediate sulphidation stage epithermal (Hedenquist, 2000) to upper mesothermal gold-silver-lead-zinc-copper system. Typically this type of mineralizing system includes pyrite-pyrrhotite-arsenopyrite and high-Fe sphalerite. Gangue minerals vary from vein through stockwork to disseminated forms. Gold is typically associated with quartz-adularia ± calcite ± sericite. This contrasts with high-sulphidation types which typically contain gold-pyrite-enargite-luzonite-covellite hosted by a leached residual core, with quartz-alunite, kaolin, pyrophyllite or diaspore. A subset of the low-sulphidation stage assemblage contains pyrite-tetrahedrite/tennantite-chalcopyrite and low-Fe sphalerite. This subset is also silver and base metal rich compared to low-sulphidation end members. Base metals within the Muluncay veins, as well as within much of the district mineralization be an indicator for this intermediate assemblage. It could also indicate (especially the presence of significant galena –(lead)) that the system has reached upper mesothermal depths.

MINERALIZATION

Regional

The gold bearing north-south trending sub-parallel systems of quartz veins occurring within the Portovelo-Zaruma district are found exclusively within the Cretaceous altered andesitic rocks (Portovelo Series).

Spatially the mineralization is arranged in three zones. In Zone 1 pyritization with little gold is seen in stockwork, shattering and brecciation around the Santa Barbara and Zaruma Mountains. Zone 2 contains gold-bearing quartz and quartz-adularia veins with abundant sulphides and is found in the Portovelo-Zaruma axis and NE of the Santa Barbara Mountains. A large aureole of gold-bearing quartz-calcite and quartz-chlorite , with abundant sulphosalts and minor sulphides, representing Zone 3, surrounds the core of sulphide mineralization. Muluncay lies within the NNW continuation of this Zone 2 type of mineralization. Based on the presence of adularia-sericite, the vein textures, the abundance of sulphides and calcite, the mineralization is considered to be part of an adularia-sericite low- to intermediate sulphidation epithermal gold system.

The quartz veins are predominately fault and fracture filling structures exhibiting pinch and swell, branching, composite banding, braided and loop features.

Regionally these mineralized veins extend horizontally for at least 15 km (the Portovelo-Zaruma-Ayapamba region), and have known depths of at least 1500 m (from local height of land to known depth of the Casa Negra Concession SADCO Grand Mine). Past-producing veins in the district range from 60 cm to 8 m, with an average width of 1.3 m. “Stringers” and narrow veins, as well as silicified wallrock, are virtually untested for their gold potential. As is typical in a standard epithermal gold system, there are some zones of “bonanza-type” high-grade gold mineralization (locally termed “clavos”) in the 30 to 200 g/tonne range. Clavos of this grade were reported by the owner on the Muluncay concession on one of the major veins (Cristina or Jen).

Most of the known gold is free-milling. Other mineralization includes silver (as electrum, sulphosalts and with galena) and copper-lead-zinc sulphides (chalcopyrite-galena-sphalerite).

The dominant north-south strike of the gold bearing quartz veins shows local variations in the proximity of cross faults. To the south of Rio Amarillo, the veins swing in a south-east direction, sub-parallel to the Pinas-Portovelo fault.

Three main types of gold bearing veins are present in the district. These are: 1) Quartz veins with disseminated pyrite, minor chlorite as streaks, bands and patches, and 2) Quartz veins with abundant pyrite and subordinate chalcopyrite, galena and sphalerite occurring as bands, patches and coarse disseminations, and 3) Carbonate veins with coarse calcite and calcite-quartz gangue occasionally with coarse galena, sphalerite and chlorite beside ubiquitous pyrite. Visible gold is not a common occurrence within the Portovelo-Zaruma-Ayapamba district. As a general rule, gold occurs as fine particles, often less than 100 mesh in size. According to microscopic studies carried out in the past, gold locally replaces sphalerite. Locally gold mineralization is present in the wall rock following north-east trending faults and fractures.

Post mineralization faulting along north-west striking cross faults has locally caused displacements of up to 40 metres in several gold bearing structures. Local detailed mapping and drilling is required to trace the continuity of this mineralization.

Concession

Veins within the Muluncay concession include Jen and Cristina. Other veins exist parallel to these two main structures but are not presently developed. The mineralization in the concession area ranges from a gold : silver ratio of 1:10 near surface to 1:15 at depth. Veins range up to 1500 m in strike length, and mines in the immediate area range from 1650 m ASL to 950 m ASL, giving a known depth of mineralization of at least 700 m. Vein widths range from 0.40 m to 1.40 m and are steeply dipping (70° to 90°) to the NE.

Plate 2 –Typical Mine-Mill Complex, Muluncay Concession

The Jen and Cristina veins consisted of milky quartz, being hard but brittle, and containing chalcopyrite (copper), sphalerite (zinc) and galena (lead) sulphide minerals. This mineralization is similar to that found in the Portovelo-Zaruma area, where it is quite common. The principal mineral accompanying the gold is pyrite (FeS2), but other minerals include safflorite (CoAs2), proustite (Ag3AsS3), tetrahedrite (Cu3SbS3-4), freibergite ((CuAg2ZnFe)3Sb2S6) and minor Au-Pb telluride minerals. These are indicative of a low-temperature near-surface environment.

Plate 3 – Underground Workings, Muluncay Concession; average vein width

EXPLORATION

Historical

Systematic exploration activity closely related to mining advance was carried out by SADCO from 1897 to 1950. However, only limited information is available from that period. Detailed underground maps and 103,657 assay result records have been recovered from local miners and from local archives by TVX Gold Corp. and IAMGOLD. Much of the SADCO data can be acquired from certain parties in Machala, and Minera Nevada is in the process of purchasing that data.

Modern exploration activity within the Zaruma – Portovelo Mining District begun in 1995 when a one-year property area consolidation and district-scale exploration was made by TVX Gold Corporation, a Canadian-based company. During this period, over 40 km of underground workings were surveyed and mapped on a 1:500 scale. Total amount of underground samples collected by TVX is estimated to be over 4,000. IAMGOLD reported 733 samples although many of these were from older maps and reports. Following TVX´s withdrawal from Ecuador in 1998, all information was acquired by IAMGOLD who continued exploration. This work including surface trenching, surface and underground sampling, surveying and diamond drilling and geological modelling.  IAMGOLD databases contained the following:

680 surface rocks channel and chip samples
2,126 underground channel samples
5,415 soil samples
37 diamond drill hole results including sample assay results
1,114 DDH core samples
2,591 topographical control points survey
39 stream sediments samples
369 channel samples form surface trenching

The Aguacate Mine has been mapped by previous owners. Although the map is presently unavailable information on sample sites and assays is found in Appendix 2. The author is confident that the data is reliable within the limits imposed by a lack of check samples and standard Quality Control protocols. Data is available from the author on the other mines within the concession but are not included in this report.

Current

Current exploration by Minera Nevada involved a site visit by the author to the Muluncay concession. The author visited at three separate mines within the concession. These included Fatima, Nueva Esperanza 1 and Aguacate (see Figure 6). Numerous other workings are present within the concession but were not investigated at this time. Several samples of vein material were taken by the author from the various workings. Assay results (see certificates, Appendix 1) are shown in Table 2 below:

Table 2 – Assays from Independent Sampling, Mina Aguacate, Sept/06

Sample	Au g/T	Ag g/T	Cu %	Pb %	Zn %
483051	0.013	0.70	0.053	0.001	0.02
483052	0.015	7.0	0.089	0.02	0.02
483053	0.361	16.5	0.26	0.009	0.06
483054	2.76	37.1	0.85	0.03	0.19
483055	6.64	36.4	0.82	0.06	0.15
483056	3.25	23.8	0.69	0.03	0.21
483057	10.40	27.4	0.30	0.07	0.09

Gold values from these samples range up to 10.40 g/T. Numerous samples taken by the author in other workings within the concession (# 483029 to 438050) show values of up to 58.6 g/T gold, up to 209 g/T silver, up to 4.86% copper and up to 16.85% zinc.

DRILLING

Although modern diamond drilling has been carried out on the IAMGOLD claims, the author does not currently have access to the positions or logs of those holes. Therefore he has no knowledge of drilling done within the Muluncay concession. Minera Nevada has conducted no drilling on the concession to this date.

SAMPLING METHODS AND APPROACH

As this was a preliminary investigation of the entire district, with no specific focus at the time of the visits on the Muluncay concession, the only intent of these assay results was to confirm assay values presented by other groups. The width of the vein (as well as could be seen) at each of these sample points was measured and recorded. The average width of these veins is 1.0 m, although the width can range up to 4 m.

The samples were bagged and sealed on the property by the author. They, along with several other samples from the district, were delivered by the author to the office of Minera Nevada S.A., based in Machala. From that office they were transported to the ALS-Chemex lab in Quito, Ecuador for sample preparation and analysis. The samples were collected by the author and by Mr. Al Beaton, P.Eng. The samples weighed approximately 1 to 2 kg each. No blanks and standards were submitted by the author with the sample for Quality Control purposes.

SAMPLE PREPARATION, ANALYSES AND SECURITY

General

For the multi-element analysis of 35 elements, Induced Coupled Plasma Mass Spectrometry (ICP-MS) was used. Au and Ag content was determined by Fire Assay-Atomic Absorption method from 30 g pulps. Pulps and rejects will be stored by the lab for a minimum of 90 days.

Sample Preparation Procedures

Samples were dried at 110-120°C and then crushed with either an oscillating jaw crusher or a roll crusher. The lab Quality Control (QC) specification for crushed material is that >70% of the sample must pass a 2 mm (10 mesh) screen. The entire sample is crushed, but typically 250 g to 1 kg, is subdivided from the main sample by use of a riffle splitter. If splitting is required, a substantial part of the sample (the "reject" or “spare”) remains. A whole or split portion derived from the crushing process is pulverized using a ring mill. QC specification for final pulverizing is that >85% of the sample be less than 75 microns.

Analytical Methods

ICP-MS Method

In plasma mass spectroscopy, the inductively coupled argon plasma (ICP) is used as an excitation source for the elements of interest. The plasma in ICP-MS is used to generate ions that are then introduced to the mass spectrometer. These ions are then separated and collected according to their mass to charge ratios. The constituents of an unknown sample can then be identified and measured. ICP-MS offers extremely high sensitivity to a wide range of elements. It is a multielement analytical technique capable of determining an extremely wide range of elements to very low detection limits (typically sub ppb).

Detection limits for this method are shown below. Values are in ppm or percent.

Ag (0.2 - 100) Al* (0.01% - 15%) As (2 - 10,000) B* (10 - 10,000) Ba* (10 - 10,000) Be* (0.5 - 100) Bi (2 - 10,000) Ca* (0.01% - 15%) Cd (0.5 - 500)	Co (1 - 10,000) Cr* (1 - 10,000) Cu (1 - 10,000) Fe (0.01% - 15%) Ga* (10 - 10,000) Hg (1 - 10,000) K* (0.01% - 10%) La* (10 - 10,000) Mg* (0.01% - 15%)	Mn (5 - 10,000) Mo (1 - 10,000) Na* (0.01% - 10%) Ni (1 - 10,000) P (10 - 10,000) Pb (2 - 10,000) S (0.01% - 10%) Sb (2 - 10,000) Sc* (1 - 10,000)	Sr* (1 - 10,000) Ti* (0.01% - 10%) Tl* (10 - 10,000) U (10 - 10,000) V (1 - 10,000) W* (10 - 10,000) Zn (2 - 10,000)

Fire Assay Method

Gravimetric methods involve the use of balances to weigh the element of interest, either in its pure elemental form or as a chemical compound. One of the most common gravimetric determinations is that of gold and silver following a fire assay fusion and cupellation. The precious metal bead that remains following cupellation is an alloy of silver and gold. Weighing this bead will give the total weight of silver and gold. If the bead is then treated with dilute nitric acid, it is possible to remove the silver quantitatively. The residual mass consists of pure gold which can then be weighed separately, thus allowing the silver to be determined by the difference. The balances used for this purpose are microbalances capable of weighing to the nearest microgram (one millionth of a gram). The fire assay procedure is universally accepted as the definitive method for the analysis of gold. When an atomic absorption spectroscopy finish is selected, the upper reporting limit is set at 10 g/T (0.3 oz/ton) and samples higher than this must be re-analyzed using additional silver in the firing process and a larger dilution factor. Alternatively, gravimetric finish can be used.

Security

No blanks or samples with known values were added to the total samples delivered to the lab. No check samples were submitted to other labs for confirmation of values. For any sample preparation activities the lab maintains sample sequence logs.  These logs detail which samples have been prepared in what order and are very helpful for investigative purposes.

Analyses

The assay certificate was received by e-mail from ALS-Chemex to the author only. A hard copy of the results arrived in the mail to the author only. Those certificates are found in Appendix 1.

DATA VERIFICATION

Although positions of many of the samples taken by earlier workers on the Project are known, because this was a preliminary assessment of the Project to simply confirm values, data verification is only on a very general basis.

ADJACENT PROPERTIES

The Muluncay Project lies surrounded by of the IAMGOLD concessions (Figure 3). Current activities by IAMGOLD can be found in their news releases on SEDAR. Minera Nevada also holds the Grand Shaft, of Casa Negra concession. It lies south of Muluncay, and although veins at Casa Negra may not extend continuously to Muluncay, the general trend of mineralized veins does. North of Muluncay this trend swings NW and continues through the Maria Olivia concession.

MINERAL PROCESSING AND METALLURGICAL TESTING

The current artesanal miners of the various mining operations within the Muluncay concession operate a series of Chilean mills (crushing facilities) which are used to liberate free-milling gold from the quartz and sulphide gangue. A lead-zinc-copper concentrate is also produced which is stockpiled for possible future processing. Production from these mills is low, averaging perhaps 30 tonnes per day with a head grade (ore grade) of 3-4 g/T (local miner, personal communication). This grade is due to hundreds of years of hand mining of only high grade (> 20 g/T to hundreds of g/T) gold. Up to this point a lack of funding has prevented those locals from conducting any extensive underground development, but based on SADCO mine plans for the Grand Mine and others there is every reason to believe that high grade mineralization continues to a depth of up to 1500 m below surface.

To the author’s knowledge no metallurgical testing has been carried out on the Muluncay veins.

MINERAL RESOURCES

Mine Planning

At this time Minera Nevada has no plans to take this Project to production. A detailed investigation of the surface geology and underground workings is required to confirm and outline estimated tonnage and grade.

SADCO operated mines in the Zaruma-Portovelo-Ayapamba district for 46 years. During this time approximately 3.6 million ounces of gold and 12 million ounces of silver were produced. Production rates at the mine are estimated up to a maximum of 200,000 tonnes per year, and gold grades were approximately 20-30 grams per tonne. Significant quantities of silver, lead and zinc were also produced as by-products. Flotation was used to produce a concentrate which was sold to smelters to recover the lead and copper and some additional gold and silver. SADCO operated during the years when the price of gold was controlled at US$35/ounce. Notwithstanding, the company was profitable because of the high grades of ore available for mining.

Exploration Potential

Measured and Indicated Resources

The author visited 3 known operating mines (Fatima, Nueva Esperanza and Aguacate) within the Muluncay concession. Figure 6 shows numerous other mine workings. However, there are no known records of measured or indicated reserves from the concession.

Inferred Resources

Note that neither the “reserve” nor the “resource” estimates referred to in this report comply with the current definition of such reserves as stated in National Instrument 43-101 F1 or in the CIM Standards on Mineral Resources and Reserves. Also note that commodity prices used to estimate ore cutoff grades by previous operators have changed significantly from those used by SADCO.

Like so many veins in the district which have been exploited for centuries, the near-surface easily accessible high-grade gold mineralization is being exhausted. It is currently extracting ore in the range of 3-7 g/T gold. It is the author’s opinion that new investment and detailed exploration will show that there is continuity of historical high-grade mineralization both along strike and at depth. The old SADCO operations generally (with the exception of the Grand Mine) only extended to a depth of approximately 200m below surface. The Grand Mine contains a gold-mineralized zone which extended to a depth of at least 660 m below surface. It was collared at an elevation 700 m below mine workings in the Muluncay concession area. This indicates that there is significant additional potential at depth of up to 1500 m for most of the concessions in the district, including those veins contained within the Muluncay concession. A preliminary estimate of the resource is made by the author on the Muluncay Concession, from the two currently active veins (Jena and Cristina) with an estimated strike length of 1 km, an average width of 1.0 m and an average depth of 1000 m. Using the SADCO cut-off grade of 14.6 g/T as the average grade below current workings, this would produce an estimated tonnage of 400,000 T for each vein, or a total current resource of 800,000 T, for a total of 11,680,000 g (365,000 oz) gold. Should additional veins be found during exploration (known but not presently developed) then that tonnage estimate would increase significantly. Secondary veins, stringers, breccia and disseminated mineralization in the wallrocks have never been exploited, or even properly assessed. It is the author’s opinion that with improved, more economic mining and milling methods this resource can be taken advantage of, so that it is probable that a resource of greater than 1.6 million tonnes, with a somewhat lower grade in the order of 12 g/T (due to dilution by secondary veins and disseminations) could produce 19,200,000 g (600,000 oz) Au. No estimate of the value derived from silver or sulphide concentrate has been made, but it would add a significant amount to the value of this resource. The history of the Zaruma mining operations indicates that there is a significant opportunity to apply modern mining methods to a major resource which has had only limited exploitation in the past.

INTERPRETATIONS AND CONCLUSIONS

Descriptions of gangue and ore minerals, as well as the style of structures and their continuity along strike and to significant depth, indicates that the Portovelo-Zaruma-Ayapamba gold camp represents a low/intermediate sulphidation epithermal to upper mesothermal gold-silver base metals system associated with the structures related to a Miocene age collapse caldera.

The history of the Zaruma mining operations indicates that there is a significant opportunity to apply modern mining methods to a major resource which has had only limited exploitation in the past. It is the author’s opinion, based on site visits to various mines and mills in the district, and having reviewed reports on the district produced by other mining and exploration personnel, that there is significant additional mineral potential at depth of up to 1500 m for most of the concessions in the district. This includes those veins, both developed and known but undeveloped, contained within the Muluncay concession.

RECOMMENDATIONS

Near-term exploration should consist of the following. Within the concession the surface should be mapped and prospected in detail. Stream sediment sampling and lithogeochemical sampling should be carried out. These surface samples would be analyzed for gold by Fire Assay, with A.A. or gravimetric finish. Other elements would be tested for a 35-element suite by Induced Coupled Plasma (ICP-MS) to check for sulphide content, halo effects, alteration patterns and pathfinder elements such as mercury and antimony. Airphoto or similar satellite imagery should be examined to outline structural elements within the area, and to assist in tracing continuity of known mineralized structures. Concurrent with this work all current or past underground workings should be mapped, surveyed and sampled to develop an idea of size and grade of ore blocks. Sampling should include not only vein material but wallrock to at least a metre on either side of each vein sample. Samples should be taken approximately every 3 m along the vein. Analysis of these samples would be for gold by Fire Assay and other elements by ICP-MS. This Phase 1 program is estimated to cost $107,000.00 USD.

Using the underground sampling data an underground diamond drill program would be conducted to show continuity of known mineralized veins and to discover new mineralized veins, stringer zones and disseminations. This work would produce a more detailed estimate of grade and tonnage for the current mine workings and for the concession. Cost of this Phase 2 program is an estimated $178,000.00 USD. Further work is dependent on the results of this program.

 ESTIMATED PHASE 1 BUDGET

Surface mapping of the concession, estimate 5 days X 2 persons X $300 per day	$3000.00
Sampling of surface veins and silicified zones, approx. 30 samples, 2 person X 5 days X $200 per day	$2000.00
Stream sediment sampling, approx. 50 samples, 2 persons X 5 days X $300 per day	$3000.00
Surveying of all underground workings, 2 persons X 25 days X $200 per day	$10,000.00
Mapping of all underground workings, 2 persons X 30 days X $200 per day	$12,000.00
Detailed sampling of all underground veins, approximately every 3 m, estimate 500 samples, 3 persons X 20 days X $300 per day	$18,000.00
Assaying of surface and underground samples, including preparation, transport to Quito, sample 35 element ICP-MS and gold by Fire Assay-AA/ gravimetric Finish, $35 per sample, estimate 600 samples	$21,000.00
Local accommodation and meals, 3 persons X 30 days X $100/day	$9,000.00

Mobilization/demobilization of crew	$5,000.00

Report, with recommended work	$5,000.00
Contingencies at 15% on $88,000	$12,000.00

Sub-total	$100,000.00

GST on $100,000.00	$7,000.00

TOTAL COST, Phase 1 Program	$107,000.00USD

ESTIMATED PHASE 2 BUDGET
Underground diamond drilling, 1500 m at $40 per metre	$60,000.00
Geologist, 60 days at $300 per day	$18,000.00
Sampler/splitter, 60 days at $200 per day	$12,000.00
Mobilization/demobilization of crew	$15,000.00

Local accommodation and meals, 6 persons X 60 days X $100/day	$36,000.00

Report, with recommended work	$5000.00
Contingencies at 15% on $146,000.00	$22,000.00

Sub-total	$168,000.00

GST on $168,000.00	$10,000.00

TOTAL COST, Phase 2 Program	$178,000.00USD

Bibliography

Andrade, G.and Faldez, M., 2001, Exploration Report, Minanca’s Concesion.

Dodd, K.C. 2006, A Preliminary Summary of the Zaruma Gold Project

in Ecuador. unpublished Company Report for Dynasty Metals and Mining Inc.

Hedenquist, J.W., Arribas R., A. and Gonzalez-Urien, E., 2000, Exploration for Epithermal Gold Deposits. In Soc. Ec. Geol. Reviews, vol. 13, p. 245-277

Holly, W.J., and Maynard, A.J., 2006, Form 43 -101F1 Technical Report, Independent Preliminary Assessment, Zaruma Project, El Oro Province, Ecuador. SEDAR published Company Report For Dynasty Metals And Mining Inc.

Kalinaj, M., 2004, Zaruma Project, Ecuador, Technical Report. Unpublished Company Report for Dynasty Metals and Mining Inc.

Marikovsky, Z., 1958, Estudio Geologico-Minero Sobre La Mina Cerro de Oro (Ayapamba), Distrito Minero Canton Zaruma, Ecuador. Unpublished Company Report for CIMA (Compania Industrial Minera Asociada, S.A.)

Maynard, A.J., 2005, Independent Geological Evaluation, Zaruma Project, El Oro Province, Ecuador.  Unpublished Company Report for Dynasty Metals and Mining Inc.

Speechly, B., 2005, Mine Plan for the Zaruma Gold Project. Unpublished Company Report for Dynasty Metals and Mining Inc.

Spencer, R.M., Montenegro, J.L.,Galbar, A., Perez, E.P, Manilla, G.,Viera,F. and Spencer, C.E., 2002: The Portovelo-Zaruma Mining Camp, Southwest Ecuador. in Porphyry and Epithermal Environments. SEG Newsletter, Society of Economic Geologists, 2002, Number 49, 14 p.

Van Thournout, Salemink, J., Valenzuela, G., Merlyn, M., Boven, A. and Muchez, P., 1996, Portovelo: a volcanic-hosted epithermal vein-system in Ecuador, South America. Mineralium Deposita 31, pp. 269-276

STATEMENT OF QUALIFICATIONS

I, DUNCAN JAMES BAIN, of the CITY of LONDON, in the PROVINCE of ONTARIO, do herein certify that:

I am a Consulting Geologist and reside at 49 Midale Crescent, London, Ontario, Canada N5X 3C2.

I graduated from the University of Western Ontario in London, Ontario, and received my Bachelor of Science degree in Geology in 1977. I have practised continuously as an exploration, development and mine geologist from that time until the present.

I am a Fellow of the Geological Association of Canada.

I have been a Professional Geoscientist (P.Geo) of the Association of Professional Engineers and Geoscientists of British Columbia since 1991 and am also a Professional Geoscientist (P.Geo.) in the Province of Saskatchewan (October 2003) and in the Province of Ontario (October 2004).

I was on the Muluncay gold property in June 2006 and again in September 2006.

This report is based on a study of all information made available to me, both published and unpublished. I am not aware of any material fact or material change with respect to the subject matter of this technical report which is not reflected in this technical report, the omission to disclose which makes the technical report misleading.

My Company has been contracted to review the mineral potential of the Muluncay property and produce a report on behalf of Minera Nevada S.A.  Other than funds paid for work performed, I am independent of the issuer based upon the tests set out in National Instrument 43-101 section 1.5

I have read National Instrument 43-101 and Form 43-101F1, and the technical report has been prepared in compliance with National Instrument 43-101 and Form 43-101F1. I am a Qualified Person as defined in the CIM Standards on Mineral Resources and Reserves.

I consent to the use of this report in a Prospectus, a Statement of Materials Facts or any other form of filing required by Minera Nevada S.A., the British Columbia Securities Commission or any other similar institution.

DATED in the CITY of LONDON, in the PROVINCE of ONTARIO, this 30th day of November, 2006.

Duncan Bain

DUNCAN JAMES BAIN, B.Sc., F.G.A.C., P.Geo.

Consulting Geologist

DUNCAN BAIN CONSULTING LTD.

APPENDIX ‘A’ – Assay Certificates

ALS Chemex

EXCELLENCE IN ANALYTICAL CHEMISTRY

ALS Canada Ltd.
212 Brooksbank Avenue
North Vancouver BC V7J 2C1
Phone: 604 984 0221 Fax: 604 984 0218 www.alschemex.com

To: DUNCAN BAIN CONSULTING LTD.
49 MIDALE CRESCENT - LONDON
ON N5X 3C2

Page: 2 - A
Total # Pages: 2 (A - C)
Finalized Date: 8-NOV-2006
Account: DBCNS

Project: ZARUMA

CERTIFICATE OF ANALYSIS QU06107526

Sample Description	Method / Analyte / Units / LOR	WEI-21 Recvd Wt. kg 0.02	Au-AA24 Au ppm 0.005	Au-AA24 Au Check ppm 0.005	Au-GRA22 Au ppm 0.05	Au-GRA22 Au Check ppm 0.05	ME-ICP41 Ag ppm 0.2	ME-ICP41 Al % 0.01	ME-ICP41 As ppm 2	ME-ICP41 B ppm 10	ME-ICP41 Ba ppm 10	ME-ICP41 Be ppm 0.5	ME-ICP41 Bi ppm 2	ME-ICP41 Ca % 0.01	ME-ICP41 Cd ppm 0.5	ME-ICP41 Co ppm 1
483021		0.94	0.281				2.8	2.12	70	10	20	<0.5	<2	12.80	<0.5	12
483022		3.09	6.18				26.1	1.41	166	10	40	<0.5	<2	2.97	1.9	12
483023		1.64	2.10				6.1	0.24	110	<10	30	<0.5	<2	24.6	1.2	2
483024		4.28	1.190				9.2	0.36	155	<10	60	<0.5	<2	12.90	0.6	6
483025		4.80	8.08				>100	0.43	180	10	130	<0.5	<2	11.05	1.7	7
483026		1.00	0.697				7.1	0.72	186	<10	140	<0.5	<2	7.42	<0.5	10
483027		3.30	1.145				6.5	0.70	176	<10	100	<0.5	<2	8.25	<0.5	10
483028		2.03	1.045				7.1	0.67	194	<10	130	<0.5	<2	7.33	0.6	11
483029		1.77	0.341				6.2	1.09	322	<10	20	<0.5	<2	1.38	22.8	9
483030		2.26	0.010				1.0	3.55	26	<10	20	<0.5	2	0.26	2.1	20
483031		2.09	0.517				14.8	0.98	208	<10	10	<0.5	13	0.68	133.0	113
483032		1.96	0.101				22.6	0.84	31	<10	10	<0.5	3	0.05	10.4	13
483033		2.90	>10.0		10.80		39.4	1.56	195	<10	<10	<0.5	48	0.68	23.6	47
483034		3.60	>10.0		58.6	54.4	NSS	NSS	NSS	NSS	NSS	NSS	NSS	NSS	NSS	NSS
483035		6.62	1.005				47.2	1.52	952	<10	10	<0.5	28	0.02	21.8	65
483036		7.99	6.30				>100	1.38	116	<10	10	<0.5	67	0.07	339	73
483037		4.08	1.225				>100	1.96	133	<10	10	<0.5	39	0.02	151.0	35
483038		2.42	0.402				15.1	0.22	98	<10	10	<0.5	19	0.05	2.1	12
483039		2.13	7.45	8.18			16.7	0.54	42	<10	10	<0.5	23	0.11	0.5	7
483040		2.19	0.527				37.3	0.37	204	<10	10	<0.5	19	0.04	4.3	15
483041		3.34	1.765				28.3	2.16	24	<10	70	<0.5	19	0.29	122.0	26
483042		1.60	0.026				1.4	0.69	307	<10	40	<0.5	<2	1.99	7.6	9
483043		1.94	0.489				12.2	0.68	320	<10	<10	<0.5	17	0.09	1.6	16
483044		1.92	1.020				30.5	0.61	67	<10	40	<0.5	17	0.07	26.9	15
483045		2.28	0.323				9.3	1.20	5	<10	60	<0.5	6	0.28	2.3	13
483046		3.79	>10.0		12.05		>100	1.33	62	<10	10	<0.5	160	0.21	113.5	20
483047		3.96	1.450				>100	1.41	143	<10	10	<0.5	89	0.39	179.0	20
483048		2.60	0.057				5.9	1.27	24	<10	10	<0.5	6	0.27	1.1	12
483049		4.14	0.890				34.2	1.49	65	<10	20	<0.5	49	0.04	7.4	15
483050		4.53	>10.0		13.85		>100	0.50	248	<10	30	<0.5	319	0.20	>1000	299
483051		1.60	0.013				0.7	1.00	29	<10	30	<0.5	4	0.16	1.6	5
483052		1.64	0.015				7.0	1.97	40	<10	30	<0.5	7	0.23	1.8	9
483053		2.44	0.361				16.5	0.56	180	<10	10	<0.5	18	0.02	10.1	7
483054		2.33	2.76				37.1	0.50	40	<10	10	<0.5	45	0.02	22.9	8
483055		2.61	6.64				36.4	0.70	33	<10	10	<0.5	56	0.04	18.4	9
483056		2.20	3.25				23.8	1.22	31	<10	10	<0.5	42	0.05	24.9	14
483057		4.80	>10.0		10.40		27.4	0.69	80	<10	20	<0.5	16	1.11	7.5	7

Comments: NSS is non-sufficient sample.

ALS Chemex
EXCELLENCE IN ANALYTICAL CHEMISTRY
ALS Canada Ltd.
212 Brooksbank Avenue
North Vancouver BC V7J 2C1
Phone: 604 984 0221 Fax: 604 984 0218 www.alschemex.com

To: **DUNCAN BAIN CONSULTING LTD.**
49 MIDALE CRESCENT - LONDON
ON N5X 3C2

Page: 2 - B
Total # Pages: 2 (A - C)
Finalized Date: 8-NOV-2006
Account: DBCNS

Project: ZARUMA

CERTIFICATE OF ANALYSIS QU06107526

Sample Description	Method	ME-ICP41	ME-ICP41	ME-ICP41	ME-ICP41	ME-ICP41	ME-ICP41	ME-ICP41	ME-ICP41	ME-ICP41	ME-ICP41	ME-ICP41	ME-ICP41	ME-ICP41	ME-ICP41	ME-ICP41
	Analyte	Cr	Cu	Fe	Ga	Hg	K	La	Mg	Mn	Mo	Na	Ni	P	Pb	S
	Units	ppm	ppm	%	ppm	ppm	%	ppm	%	ppm	ppm	%	ppm	ppm	ppm	%
	LOR	1	1	0.01	10	1	0.01	10	0.01	5	1	0.01	1	10	2	0.01
483021		52	35	3.37	<10	1	0.22	10	1.38	3220	2	0.04	10	390	87	0.58
483022		89	259	3.38	<10	<1	0.20	<10	0.74	1020	2	0.03	9	340	320	1.85
483023		17	18	2.07	<10	1	0.07	<10	0.93	2460	4	0.02	2	90	59	0.5
483024		49	28	1.88	<10	1	0.15	<10	0.10	1440	3	0.02	4	240	35	1.42
483025		75	49	2.21	<10	1	0.13	<10	0.17	1680	6	0.02	4	180	504	2.14
483026		18	27	2.70	<10	1	0.16	<10	0.28	1120	8	0.02	6	420	54	2.27
483027		26	37	2.47	<10	1	0.18	<10	0.22	1180	8	0.02	6	360	85	2.22
483028		45	30	2.84	<10	1	0.15	<10	0.25	1100	10	0.02	8	430	55	2.46
483029		99	52	4.86	<10	1	0.09	<10	0.83	1580	24	0.01	8	170	2430	3.55
483030		103	144	8.51	10	<1	0.20	<10	1.50	2860	2	0.01	25	410	42	0.20
483031		61	2560	3.57	<10	2	0.04	<10	0.48	868	4	0.01	7	50	1065	2.23
483032		147	>10000	3.76	<10	<1	0.03	<10	0.26	909	1	0.01	4	70	52	1.36
483033		114	2880	7.61	10	1	<0.01	<10	0.35	1260	3	0.01	3	<10	263	2.67
483034		NSS	NSS	NSS	NSS	NSS	NSS	NSS	NSS	NSS	NSS	NSS	NSS	NSS	NSS	NSS
483035		93	7280	16.6	<10	<1	0.03	<10	0.34	1730	24	0.01	1	30	1180	>10.0
483036		46	>10000	6.59	10	1	0.02	<10	0.60	1910	<1	<0.01	3	90	6090	3.55
483037		125	>10000	11.15	10	1	0.04	<10	0.76	2250	5	<0.01	6	60	1155	5.97
483038		204	6540	3.51	<10	<1	0.05	<10	0.05	79	5	0.01	6	70	126	3.29
483039		148	2080	2.05	<10	<1	0.05	<10	0.32	160	5	0.01	5	90	60	1.20
483040		97	7960	4.78	<10	1	0.03	<10	0.14	273	3	0.01	2	40	143	3.90
483041		153	4010	8.39	10	3	0.16	<10	1.19	2630	1	0.01	16	280	153	3.31
483042		181	152	3.45	<10	<1	0.16	<10	0.26	713	2	0.02	7	140	19	2.46
483043		154	1255	3.37	<10	<1	0.01	<10	0.22	681	11	0.01	4	40	369	1.39
483044		106	6630	3.87	<10	1	0.07	<10	0.36	643	1	0.01	8	80	40	2.86
483045		125	3070	4.80	<10	<1	0.12	<10	0.58	1240	3	0.02	9	130	18	2.34
483046		108	>10000	8.41	<10	<1	0.03	<10	0.34	1475	2	<0.01	5	60	4580	3.77
483047		62	>10000	6.71	<10	<1	0.06	<10	0.36	1480	2	<0.01	5	110	1190	4.76
483048		121	1275	3.77	<10	<1	0.05	<10	0.31	1090	2	<0.01	6	160	66	0.75
483049		134	5800	5.33	<10	<1	0.10	<10	0.36	1515	3	<0.01	5	120	371	2.03
483050		116	>10000	3.80	<10	4	0.06	<10	0.23	767	3	<0.01	8	70	1290	9.55
483051		118	53	2.09	<10	<1	0.18	<10	0.32	614	3	<0.01	8	450	13	0.40
483052		143	891	3.26	<10	1	0.07	<10	1.10	1390	<1	<0.01	13	320	192	0.20
483053		131	2600	2.85	<10	<1	0.02	<10	0.12	586	1	<0.01	4	80	95	0.76
483054		84	8460	3.13	<10	<1	0.02	<10	0.14	452	1	<0.01	5	40	228	1.71
483055		112	8210	3.12	<10	<1	0.02	<10	0.19	707	1	<0.01	3	60	662	1.50
483056		83	6900	4.31	<10	<1	0.06	<10	0.38	1055	3	<0.01	5	70	257	1.37
483057		182	2970	2.51	<10	<1	0.08	<10	0.21	895	1	<0.01	4	70	671	1.20

Comments: NSS is non-sufficient sample.

ALS Chemex
EXCELLENCE IN ANALYTICAL CHEMISTRY
ALS Canada Ltd.
212 Brooksbank Avenue
North Vancouver BC V7J 2C1
Phone: 604 984 0221 Fax: 604 984 0218 www.alschemex.com

To: **DUNCAN BAIN CONSULTING LTD.**
49 MIDALE CRESCENT - LONDON
ON N5X 3C2

Page: 2 - C
Total # Pages: 2 (A - C)
Finalized Date: 8-NOV-2006
Account: DBCNS

Project: ZARUMA

CERTIFICATE OF ANALYSIS QU06107526

Sample Description	Method	ME-ICP41	ME-ICP41	ME-ICP41	ME-ICP41	ME-ICP41	ME-ICP41	ME-ICP41	ME-ICP41	ME-ICP41	Ag-AA46	Cu-AA46	Zn-AA46
	Analyte	Sb	Sc	Sr	Ti	Tl	U	V	W	Zn	Ag	Cu	Zn
	Units	ppm	ppm	ppm	%	ppm	ppm	ppm	ppm	ppm	ppm	%	%
	LOR	2	1	1	0.01	10	10	1	10	2	1	0.01	0.01
483021		<2	6	85	0.01	<10	<10	53	<10	67			
483022		17	4	29	<0.01	<10	<10	33	<10	294			
483023		11	1	247	<0.01	<10	<10	11	<10	92			
483024		5	2	162	<0.01	<10	<10	19	<10	66			
483025		29	1	106	<0.01	<10	<10	7	<10	291	116		
483026		7	3	72	<0.01	<10	<10	18	<10	76			
483027		9	3	74	<0.01	<10	<10	15	<10	91			
483028		8	3	67	<0.01	<10	<10	16	<10	110			
483029		<2	1	15	0.03	<10	<10	12	<10	2720			
483030		<2	6	3	0.09	<10	<10	63	<10	421			
483031		3	1	5	0.01	<10	<10	13	<10	>10000			1.44
483032		5	1	1	0.01	<10	<10	12	<10	1240		1.14	
483033		5	1	<1	<0.01	<10	<10	17	<10	3930			
483034		NSS	NSS	NSS	NSS	NSS	NSS	NSS	NSS	NSS			
483035		<2	1	1	0.01	<10	<10	25	<10	2610			
483036		5	2	5	0.03	<10	<10	28	<10	>10000	141	2.63	3.21
483037		2	2	1	0.01	<10	<10	35	10	>10000	209	4.22	1.69
483038		11	1	2	<0.01	<10	<10	4	<10	190			
483039		2	1	4	0.02	<10	<10	10	<10	70			
483040		10	1	2	0.01	<10	<10	7	<10	313			
483041		15	3	3	0.05	<10	<10	45	<10	>10000			1.29
483042		3	2	22	0.01	<10	<10	21	<10	995			
483043		3	1	1	<0.01	<10	<10	11	<10	185			
483044		153	1	3	0.02	<10	<10	12	<10	3060			
483045		<2	2	5	0.02	<10	<10	24	<10	349			
483046		18	2	2	0.01	<10	<10	21	30	>10000	177	4.86	1.26
483047		12	1	9	0.03	<10	<10	20	20	>10000	104	1.94	2.43
483048		2	2	5	0.02	<10	<10	25	<10	157			
483049		<2	2	1	0.01	<10	<10	24	<10	856			
483050		69	<1	4	0.01	<10	<10	10	20	>10000	159	1.67	16.85
483051		<2	2	4	0.02	<10	<10	14	<10	171			
483052		<2	4	14	0.04	<10	<10	41	<10	242			
483053		9	1	1	<0.01	<10	<10	22	10	653			
483054		<2	1	1	<0.01	<10	<10	10	10	1920			
483055		<2	1	1	0.02	<10	<10	16	<10	1540			
483056		<2	2	2	0.02	<10	<10	20	10	2090			
483057		<2	1	5	0.01	<10	<10	9	<10	870			

Comments: NSS is non-sufficient sample.

APPENDIX ‘B’ – Aguacate Samples from Previous Owners

MINA	XCOORD	YCOORD	ZCOORD	LENGTH	Sample ID	AU(0)	AU(1)	Au_PPB	Au_PPM	AG	CU	PB	ZN
EL AGUACATE	652167.76	9598281.99	1219.38	1.20	5199900100	108.00	93.00	100.50	0.101	10.1	2320	21	140
EL AGUACATE	652167.87	9598279.85	1218.88	0.90	5199900200	111.00	84.00	97.50	0.098	11.3	3031	15	137
EL AGUACATE	652168.45	9598278.02	1217.58	1.10	5199900300	3348.00	3825.00	3586.50	3.587	32.9	4927	54	189
EL AGUACATE	652169.18	9598277.13	1216.98	1.20	5199900400	79.00	84.00	81.50	0.082	9	2204	29	174
EL AGUACATE	652170.61	9598272.38	1214.48	1.00	5199900500	135.00	153.00	144.00	0.144	15.3	3310	27	132
EL AGUACATE	652171.97	9598270.53	1212.68	1.20	5199900600	1591.00	1370.00	1480.50	1.481	23.1	6826	27	180
EL AGUACATE	652172.59	9598269.70	1210.48	1.02	5199900700	1543.00	1662.00	1602.50	1.603	20.9	4338	47	231
EL AGUACATE	652172.47	9598272.41	1210.48	1.00	5199900800	448.00	606.00	527.00	0.527	10.9	2230	37	118
EL AGUACATE	652164.67	9598295.26	1218.47	1.50	5199900900	237.00	228.00	232.50	0.233	4.6	1216	25	73
EL AGUACATE	652165.53	9598293.96	1217.47	1.60	5199901000	392.00	202.00	297.00	0.297	5.2	1444	21	143
EL AGUACATE	652167.97	9598292.47	1212.47	1.50	5199901100	107.00	87.00	97.00	0.097	11.1	2525	31	164
EL AGUACATE	652168.55	9598292.05	1211.27	0.80	5199901200	134.00	105.00	119.50	0.120	10.2	1907	32	150
EL AGUACATE	652159.00	9598331.49	1216.06	1.40	5199901300	444.00	442.00	443.00	0.443	18.1	7929	22	157
EL AGUACATE	652159.88	9598330.59	1215.06	1.00	5199901400	35.00	109.00	72.00	0.072	2.8	1048	4	194
EL AGUACATE	652161.05	9598329.60	1213.46	1.30	5199901500	114.00	98.00	106.00	0.106	8.8	2438	10	178
EL AGUACATE	652162.47	9598327.84	1214.26	1.50	5199901600	30.00	44.00	37.00	0.037	2.3	645	-2	181
EL AGUACATE	652163.56	9598328.36	1211.86	1.50	5199901700	125.00	139.00	132.00	0.132	16	5244	22	60
EL AGUACATE	652148.25	9598366.70	1224.80	1.90	5199901800	1084.00	1235.00	1159.50	1.160	20.7	4103	70	340
EL AGUACATE	652148.84	9598367.66	1222.60	1.50	5199901900	119.00	125.00	122.00	0.122	12	2297	54	296
EL AGUACATE	652148.92	9598369.60	1221.40	1.80	5199902100	1449.00	1372.00	1410.50	1.411	17.8	3201	63	183
EL AGUACATE	652148.07	9598369.50	1223.60	1.80	5199902200	1986.00	1135.00	1560.50	1.561	23.3	3145	115	220
EL AGUACATE	652149.89	9598371.88	1218.80	1.20	5199902300	26120.00	26580.00	26350.00	26.350	202	35000	3441	42000
EL AGUACATE	652147.24	9598379.71	1213.83	1.10	5199902400	12410.00	11030.00	11720.00	11.720	90.2	13000	2759	12000
EL AGUACATE	652147.19	9598376.85	1216.23	0.90	5199902500	24480.00	23450.00	23965.00	23.965	214	22000	3678	21000
EL AGUACATE	652145.67	9598380.68	1216.43	1.40	5199902600	35320.00	36020.00	35670.00	35.670	150.5	14000	2246	8303
EL AGUACATE	652145.79	9598382.66	1214.33	1.00	5199902700	11860.00	12810.00	12335.00	12.335	56	6225	214	246
EL AGUACATE	652125.37	9598418.58	1217.44	1.30	5199902800	70.00	70.00	70.00	0.070	28.1	3832	52	288
EL AGUACATE	652126.13	9598418.03	1216.64	0.90	5199902900	87.00	85.00	86.00	0.086	10.5	1216	46	294
EL AGUACATE	652127.40	9598417.67	1215.64	0.90	5199903000	58.00	53.00	55.50	0.056	8.1	785	199	475
EL AGUACATE	652128.63	9598416.68	1214.64	0.60	5199903100	59.00	70.00	64.50	0.065	24.6	2928	103	503
EL AGUACATE	652119.29	9598445.39	1216.89	1.70	5199903200	39.00	40.00	39.50	0.040	8.2	942	285	589
EL AGUACATE	652120.19	9598443.62	1215.49	1.70	5199903300	33.00	45.00	39.00	0.039	8.9	2296	127	539
EL AGUACATE	652120.65	9598442.00	1213.89	1.50	5199903400	151.00	170.00	160.50	0.161	11.5	1353	83	362
EL AGUACATE	652126.32	9598457.46	1213.54	0.40	5199903500	35.00	34.00	34.50	0.035	14.3	2113	143	711
EL AGUACATE	652122.29	9598458.05	1213.54	0.60	5199903600	2299.00	2295.00	2297.00	2.297	16.1	2597	60	335
EL AGUACATE	652116.27	9598457.48	1213.53	0.45	5199903700	462.00	637.00	549.50	0.550	79.1	1896	2842	378
EL AGUACATE	652118.65	9598451.08	1213.16	0.60	5199903800	93.00	98.00	95.50	0.096	17.5	3298	73	217
EL AGUACATE	652120.49	9598445.28	1213.19	0.90	5199903900	144.00	151.00	147.50	0.148	15.1	2406	126	267
EL AGUACATE	652120.71	9598444.31	1213.19	1.10	5199904100	81.00	54.00	67.50	0.068	13.2	1517	106	256
EL AGUACATE	652120.88	9598439.37	1213.23	1.10	5199904200	117.00	132.00	124.50	0.125	15.2	2937	65	332
EL AGUACATE	652122.34	9598429.95	1213.27	0.30	5199904300	54.00	54.00	54.00	0.054	30.6	4814	78	1024
EL AGUACATE	652134.00	9598411.09	1213.70	0.90	5199904400	322.00	285.00	303.50	0.304	12.7	1387	56	188
EL AGUACATE	652140.33	9598400.71	1213.17	1.30	5199904500	1695.00	1827.00	1761.00	1.761	25.6	2685	153	109
EL AGUACATE	652143.49	9598392.45	1212.92	1.00	5199904600	960.00	834.00	897.00	0.897	19	3295	107	159
EL AGUACATE	652151.92	9598372.77	1212.56	1.00	5199904700	3917.00	4133.00	4025.00	4.025	42.9	15000	119	137
EL AGUACATE	652148.83	9598364.24	1212.46	0.40	5199904800	14.00	14.00	14.00	0.014	5.4	975	89	327
EL AGUACATE	652161.02	9598336.13	1212.32	0.80	5199904900	112.00	118.00	115.00	0.115	21.4	8132	41	188
EL AGUACATE	652168.80	9598314.55	1211.47	1.00	5199905000	199.00	256.00	227.50	0.228	16.6	6499	20	106
EL AGUACATE	652168.43	9598303.15	1211.04	1.10	5199905100	217.00	216.00	216.50	0.217	9.6	1496	28	79
EL AGUACATE	652168.51	9598293.36	1211.00	1.00	5199905200	90.00	68.00	79.00	0.079	6.8	1465	24	115
EL AGUACATE	652170.78	9598282.71	1210.79	0.90	5199905300	151.00	132.00	141.50	0.142	7.8	1140	68	88
EL AGUACATE	652172.58	9598273.60	1210.48	1.00	5199905400	40950.00	37070.00	39010.00	39.010	30.7	3746	37	133
EL AGUACATE	652173.21	9598262.89	1210.29	0.80	5199905500	165.00	188.00	176.50	0.177	9.8	2327	30	188
EL AGUACATE	652174.91	9598253.08	1210.33	1.30	5199905600	4248.00	4577.00	4412.50	4.413	25	4082	84	76
EL AGUACATE	652191.34	9598285.51	1210.05	0.40	5199905700	25.00	26.00	25.50	0.026	2.5	230	246	359
EL AGUACATE	652194.35	9598276.00	1210.79	0.40	5199905800	42.00	36.00	39.00	0.039	2.6	259	62	243
EL AGUACATE	652197.57	9598266.94	1210.60	0.80	5199905900	15.00	13.00	14.00	0.014	2	269	53	198
EL AGUACATE	652198.38	9598263.07	1210.51	0.80	5199906100	41.00	19.00	30.00	0.030	1.6	122	24	127
EL AGUACATE	652173.08	9598239.94	1210.28	1.10	5199906200	91.00	93.00	92.00	0.092	7.5	1801	39	486
EL AGUACATE	652174.56	9598246.27	1210.31	0.90	5199906300	40.00	35.00	37.50	0.038	7	703	268	211
EL AGUACATE	652107.86	9598218.56	1209.76	0.30	5199906400	1290.00	1238.00	1264.00	1.264	14.7	303	246	534
EL AGUACATE	652097.57	9598213.72	1209.75	0.70	5199906500	349.00	441.00	395.00	0.395	5.9	587	113	129
EL AGUACATE	652094.23	9598219.67	1209.96	1.00	5199906600	95.00	85.00	90.00	0.090	13.2	1285	354	684
EL AGUACATE	652094.42	9598216.36	1209.87	0.80	5199906700	226.00	165.00	195.50	0.196	17	3684	38	288
EL AGUACATE	652094.38	9598213.17	1209.78	1.10	5199906800	186.00	137.00	161.50	0.162	9.6	1823	71	280

 Exhibit 31.1

CERTIFICATION

I, William Lieberman, certify that:

1.

I have reviewed this quarterly report on Form 10-Q of Trilliant Exploration Corportation;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

1.

The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 14, 2008

/s/ William R. Lieberman/s/
William R. Lieberman
Chief Executive Officer

Exhibit 31.2

CERTIFICATION

I, William Lieberman, certify that:

1.

I have reviewed this quarterly report on Form 10-Q of Trilliant Exploration Corporation;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

1.

The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 14, 2008

/s/ William R. Lieberman /s/

William R. Lieberman

Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Trilliant Exploration Corporation (the “Company”) on Form 10-Q for the period ended September 30, 2008 as filed with the Securities and Exchange Commission (the “Report”), I, William R. Lieberman, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of the operations of the Company.

Date: November 14, 2008

/s/ William R. Lieberman /s/

     William R. Lieberman

      Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Trilliant Exploration Corporation (the “Company”) on Form 10-Q for the period ended September 30, 2008 as filed with the Securities and Exchange Commission (the “Report”), I, William R. Lieberman, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of the operations of the Company.

Date: November 14, 2008

/s/ William R. Lieberman /s/

     William R. Lieberman

     Chief Financial Officer