Form 10-K
period 2008-12-31
TRILLIANT EXPLORATION CORP
filed 2009-04-15
CIK 1378948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-138332

TRILLIANT EXPLORATION CORPORATION
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

545 Eighth Avenue Suite 401
New York, NY 10018
(Address of principal executive offices, including zip code.)

(917) 513-6226
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes [   ]     No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes [   ]     No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]     No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes[   ]     No [X]

As of April 9, 2009, there are 91,940,000 shares of common stock outstanding.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS
Except for statements of historical fact, certain information contained herein constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are usually identified by our use of certain terminology, including “will,” “believes,” “may,” “expects,” “should,” “seeks,” “anticipates,” or “intends,” or by discussions of strategy or intentions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results or achievements to be materially different from any future results or achievements expressed or implied by such forward-looking statements. Such factors include, among others, our history of operating losses and uncertainty of future profitability; our lack of working capital and uncertainty regarding our ability to continue as a going concern; uncertainty of access to additional capital; risks inherent in mineral exploration; environmental liability claims and insurance; dependence on consultants and third parties as well as those factors discussed in the sections entitled “Risk Factors,” “Business,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  If one or more of these risks or uncertainties materializes, or if underlying assumptions prove incorrect, our actual results may vary materially from those expected, estimated, or projected. Forward-looking statements in this document are not a prediction of future events or circumstances, and those future events or circumstances may not occur. Given these uncertainties, users of the information included herein, including investors and prospective investors are cautioned not to place undue reliance on such forward-looking statements. We do not assume responsibility for the accuracy and completeness of these statements.

The United States Securities and Exchange Commission permits U.S. mining companies, in their filings with the SEC, to disclose only those mineral deposits that a company can economically and legally extract or produce. The Company is an exploration stage company and its properties have no known body of ore. U.S. investors are cautioned not to assume that the Company has any mineralization that is economically or legally mineable.

All references in this Report on Form 10-K to the terms “we,” “our,” “us,” “TTXP,” and the “Company” refer to Trilliant Exploration Corporation.

PART I

ITEM 1.    BUSINESS

Overview
Trilliant Exploration Corporation is engaged in the evaluation, acquisition, exploration, and advancement of mining projects.  During the 4th quarter of 2007, we began acquiring interests in mining properties. Beginning in October of 2008, we entered into an agreement to purchase an undivided 100% interest in Compania Minera Muluncaygold Corp S.A., an operating gold mining concession located in the Province of El Oro, southern Ecuador (hereinafter the “Muluncay Project,” also “Muluncaygold”).  Final consummation of the acquisition of the Muluncay Project occurred on March 30, 2009, as reported to the SEC and the Company’s stockholders in an 8-K filed on March 31, 2009.

Currently we do not produce gold and do not generate operating earnings. Through fiscal 2008, funding to acquire and explore gold properties and to operate the Corporation has been acquired through financing through a private placement of convertible secured bonds. We expect to continue to raise capital through additional equity and/or debt financings.

General
We were incorporated in the State of Nevada on December 29, 2003. We originally established ourselves as a heath care service database.  During the fourth quarter of 2007, the Company changed its business plan to mineral exploration, and began acquiring interests in mining properties.  The Company’s initial mining property acquisition from Blackedge Strategic Capital and Consulting Ltd. on November 9, 2007 was rescinded on May 21, 2008, with no penalties to the Company or Blackedge.

On October 15, 2008, the Company entered into an Asset Purchase Agreement with Minera Del Pacifico S.A. (“Pacifico”), an Ecuadorian corporation which now has significant ownership interest in the Company, for the purchase of the Muluncay Project.  Purchase  of the Muluncay Project was completed on March 30, 2009 when the Company entered into a Share Transfer Agreement with Pacifico and Muluncaygold, which is attached to this Annual Report on Form 10-K as Exhibit 10.1.  The Share Transfer Agreement supersedes in its entirety the Asset Purchase Agreement of October 15, 2008. Through the acquisition of the Muluncay Project the Company began mining operations during the second quarter of 2009.

Initial financing of the Muluncay Project was completed on October 15, 2008, when the Company entered into a Securities Purchase Agreement with Trafalgar Capital Specialized Investment Fund, Luxembourg (“Trafalgar”), which now has a minority ownership interest in the Company, for the sale to Trafalgar of the Company’s secured convertible redeemable debentures. The Company issued to Trafalgar $1,300,000 of convertible redeemable debentures (the “Debentures”) in exchange for a $1,235,356 cash payment, net of $64,644 in bond issuance costs incurred by Trafalgar. Trafalgar also received 5,900,000 shares of the Company’s common stock, par value $.001 per share, from an existing stockholder in a separate transaction not involving the Company. The Debentures issued to Trafalgar are convertible into shares of the Company’s common stock.

Also on October 15, 2008, Darryl Mills, a shareholder and affiliate of the Company, consummated one Affiliate Stock Purchase Agreement with Benstole Invest Limited (“Benstole”), Minera Del Pacifico S.A. (“Pacifico”), and Capital Trust Management Ltd.(“Capital Trust”)  resulting in a change of control in the registrant. Pursuant to the Agreement, Darryl Mills sold 5,000,000 shares to Benstole Invest Limited, 15,000,000 shares to Pacifico, and 250,000 shares to Capital Trust Management Ltd. for the purchase price of $.008 per share. Pacifico owns a 100% undivided interest in the Muluncay Project.

Description and Location
The Muluncay concession lies in the centre of the Portovelo-Zaruma mining camp, which is found in the cantons of Ayapamba and Paccha, Province of El Oro, southern Ecuador. It is centered at Latitude 03º 36’ 30” South and Longitude 79º40’ West (Figure 1, 2, 3). It covers an area of 374 hectares.  Boundary coordinates for the Project are found in Table 1 below. These are based on a metric UTM grid system referenced to PSAD-56 datum and geographic zone 17.

Table 1 – Muluncay Boundary Coordinates
Easting - m	Northing - m
652000	9599400
653100	9599400
653100	9596800
651600	9596800
651600	9599000
652000	9599000
652000	9599400

The project is situated about 175 kilometers southeast and 60 kilometers east of the major Pacific port cities of Guayaquil and Machala, respectively. It lies on the western slope of the Andes Mountains, part of the Western Cordillera which runs the length of the west coast of North and South America.  Reports of the exploration potential of the Muluncay Project are attached to this Annual Report on Form 10-K as Exhibits 10.2, 10.3. and 10.4.

Country Dynamics
Although gold has been mined in Ecuador for hundreds of years, it is one of the least explored and least mineralogically mapped countries.  Ecuador is the only Latin American country without industrial mining operations.  In 2008, Ecuador underwent far-reaching mining industry changes wherein 75% of the country’s mining concessions were cancelled, and mining licenses were suspended through January of 2009 (see Ecuador Mining Law attached to this Annual Report on Form 10-K as Exhibit 10.5). We expect the industry changes to enable for-profit companies with access to outside capital to consolidate the industry.  The changes in Ecuador mining law include a requirement to process 100 tons/day of material and to increase tailing plant coverage to improve environmental conditions.

Principal Products
We had no gold sales during 2008.  Upon consummation of our planned acquisition of the Muluncay Project, we will generally sell our gold at the prevailing market price during the month in which the gold is delivered to the customer. We will recognize revenue from a sale when there is persuasive evidence of a contract, the price is determinable, the gold has been delivered and the title has been transferred to the customer, and collection of the sales price is reasonably assured.

Gold Uses. Gold has two main categories of use: fabrication and investment. Fabricated gold has a variety of end uses, including jewelry, electronics, dentistry, industrial and decorative uses, medals, medallions, and official coins. Gold investors buy gold bullion, official coins, and jewelry.

Gold Supply. The supply of gold consists of a combination of current production from mining and the draw-down of existing stocks of gold held by governments, financial institutions, industrial organizations, and private individuals.

Gold Price. The following table presents the annual high, low, and average afternoon fixing prices for gold over the past ten years, expressed in US dollars per ounce, on the London Bullion Market.

	Gold Price (USD) on the London Bullion Market
Year	High	Low	Average
1999	$326	$253	$279
2000	313	264	279
2001	293	256	271
2002	349	278	310
2003	416	320	363
2004	454	375	410
2005	536	411	444
2006	725	525	604
2007	841	608	695
2008	1,011	713	872
2009 (Through March 10, 2009)	990	810	902

Source: London Metal Exchange
On March 10, 2009, the afternoon fixing price for gold on the London Bullion Market was $902 per ounce.

Revenues

We currently have no revenues, have achieved losses since inception, have no operations, have been issued a going concern opinion by our auditors, and rely upon the sale of our securities to fund operations.

Mining operations at the Muluncay Project currently produce 28-30 tons per day. A diagram of our 40 Ton Plant is attached to this Annual Report on Form 10-K as Exhibit 10.6.  The ore is transported from the mine through 1-ton rail cars, and is fed into 3 Chilean Mills which feed into a cyanidation process and on to an activated carbon system.  The ore is then processed into gold granules and melted, netting approximately 95-96% pure gold. The Chilean Mills are cleaned once a week and go through an amalgamation process using Mercury netting on average 150 -180 grams of pure gold weekly.  The Muluncay Project has been averaging approximately 4 kilos of gold per month total.

Currently, gold mined from the Muluncay Project is sold locally.  However, Muluncaygold has applied for an export license, and we anticipate that most of our revenue will come from the sale of refined gold in the international market.  Pursuant to recently enacted Ecuador mining law, unstamped gold exports require payment of a 5% export tax.

Employees
The Company currently has no employees, and depends entirely upon the services of its officers and directors.

Government Regulation
Mining operations and exploration activities are subject to various national, state, provincial and local laws and regulations which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters.  Upon acquisition of Muluncaygoldcorp, we will have obtained or have pending applications for those licenses, permits or other authorizations required to conduct our exploration and other programs. We believe that we will be in compliance in all material respects with applicable mining, health, safety, and environmental statutes and the regulations passed thereunder in the jurisdictions in which we will operate.  For a more detailed discussion of the various government laws and regulations applicable to our operations and potential negative effects of these laws and regulations please see “Item 1A.— Risk Factors” below.

Environmental Regulation
Our gold projects are subject to various federal, state and local laws and regulations governing protection of the environment. These laws are continually changing and, in general, are becoming more restrictive. Our policy is to conduct business in a way that safeguards public health and the environment. We believe that our operations are in material compliance with applicable laws and regulations.

Changes to current local, state, or federal laws and regulations in the jurisdictions where we operate could require additional capital expenditures and increased operating and/or reclamation costs. Although we are unable to predict what additional legislation, if any, might be proposed or enacted, additional regulatory requirements could impact the economics of our planned projects. We estimate that we will not incur material capital expenditures for environmental control facilities during the current fiscal year.

Competition
We compete with other mining companies in connection with the acquisition, exploration, financing, and development of gold properties. There is competition for the limited number of gold acquisition and exploration opportunities, some of which is with other companies having substantially greater financial resources than we have. As a result, we may have difficulty acquiring attractive gold projects at reasonable prices. We also compete with other mining companies for mining engineers, geologists and other skilled personnel in the mining industry and for exploration and development equipment.

We believe no single company has sufficient market power to affect the price or supply of gold in the world market.

Item 1A.    Risk Factors

An investment in our common stock is speculative and involves a high degree of risk and uncertainty. You should carefully consider the risks described below, together with the other information contained in this form 10-K, including the financial statements and notes thereto of our Company, before deciding to invest in our common stock. The risks described below are not the only ones facing our Company. Additional risks not presently known to us or that we presently consider immaterial may also adversely affect our Company. If any of the following risks occur, our business, financial condition and results of operations, and the value of our common stock could be materially and adversely affected.

Gold prices are volatile and there can be no assurance that a profitable market for gold will exist.

The gold mining industry is intensely competitive, and there is no assurance that, even if the Company discovers commercial quantities of gold mineral resources, a profitable market will exist for the sale of those resources.  There can be no assurance that gold prices will remain at such levels or be such that the Company can mine at a profit.  Factors beyond the Company's control may affect the marketability of any minerals discovered.  Gold prices are subject to volatile changes resulting from a variety of factors including international economic and political trends, expectations of inflation, global and regional supply and demand and consumption patterns, metal stock levels maintained by producers and others, the availability and cost of metal substitutes, currency exchange fluctuations, inflation rates, interest rates, speculative activities, and increased production due to improved mining and production methods.

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

The calculation of reserves, resources and corresponding grades being mined or dedicated to future production are imprecise and depend on geological interpretation and statistical inferences or assumptions drawn from drilling and sampling analysis, which might prove to be unpredictable.  Mineral resources that are not mineral reserves do not have demonstrated economic viability.  Until reserves or resources are actually mined and processed, the quantity of reserves or resources and grades must be considered as estimates only.  Any material change in the quantity of reserves, resources, grade, or stripping ratio may affect the economic viability of the Company's properties.  In addition, there can be no assurance that metal recoveries in small-scale laboratory tests will be duplicated in larger scale tests under on-site conditions or during production.

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

Recent high metal prices have encouraged increased mining exploration, development and construction activity, which has increased demand for, and cost of, exploration, development and construction services, and equipment.

Recent increases in gold prices have led to increases in mining exploration, development and construction activities, which have resulted in higher demand for, and costs of, exploration, development and construction services, and equipment.  Increased demand for services and equipment could cause project costs to increase materially, resulting in delays if services or equipment cannot be obtained in a timely manner due to inadequate availability, and increase potential scheduling difficulties and cost increases due to the need to coordinate the availability of services or equipment, any of which could materially increase project exploration, development and construction costs, and/or result in project delays.

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

Recently enacted Ecuadorian mining law requires the mining concession to produce 100 tons per day.

Recent Ecuadorian mining law requires mining output in excess of what the Company’s mine currently produces.  While the Company expects to be fully compliant with Ecuador law within the window of time provided by such law, there is no guarantee that the Company will become compliant.  Failure of the Company to become compliant with Ecuador mining law within the prescribed time will be detrimental to the Company.

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

The Company is purchasing mining rights in Ecuador that may be affected in varying degrees by political instability, government regulations relating to the mining industry and foreign investment therein, and the policies of other nations in respect of Ecuador.  Any changes in regulations or shifts in political conditions are beyond the control of the Company and may adversely affect its business.  The Company's operations may be affected in varying degrees by government regulations, including those with respect to restrictions on production, price controls, export controls, income taxes, expropriation of property, employment, land use, water use, environmental legislation and mine safety.  The regulatory environment is in a state of continuing change, and new laws, regulations and requirements may be retroactive in their effect and implementation.  The Company's operations may also be affected in varying degrees by political and economic instability, economic or other sanctions imposed by other nations, terrorism, military repression, crime, extreme fluctuations in currency exchange rates, and high inflation.

The Company is subject to substantial environmental and other regulatory requirements and such regulations are becoming more stringent. Non-compliance with such regulations, either through current or future operations or a pre-existing condition, could materially adversely affect the Company.

All phases of the Company's operations are subject to environmental regulations in the jurisdiction in which it operates.  Environmental legislation is evolving in a manner that will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects, and a heightened degree of responsibility for companies and their officers, directors, and employees.  There can be no assurance that future changes in environmental regulation, if any, will not be materially adverse to the Company's operations.

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

Government approvals and permits are sometimes required in connection with mining operations.  Although the Company believes it will obtain all of the material approvals and permits to carry on its operations, the Company may require additional approvals or permits or may be required to renew existing approvals or permits from time to time.  Obtaining or renewing approvals or permits can be a complex and time-consuming process.  There can be no assurance that the Company will be able to obtain or renew the necessary approvals and permits on acceptable terms, in a timely manner, or at all.  To the extent such approvals are required and not obtained; the Company may be delayed or prohibited from proceeding with planned exploration, development, or mining of mineral properties.

Failure to comply with applicable laws, regulations, and permitting requirements may result in enforcement actions thereunder, including orders issued by regulatory or judicial authorities, which may require operations to cease or be curtailed, or corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions.  Parties engaged in mining operations may be required to compensate those suffering loss or damage by reason of the mining activities and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations.

Amendments to current laws, regulations, and permits governing operations and activities of mining companies, or more stringent implementation of such requirements, could have a material adverse impact on the Company and cause increases in capital expenditures or production costs or reductions in levels of production at producing properties, or require abandonment or delays in development of new mining properties.

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

The exploration and development of mining properties, including the continued exploration and development of projects and the construction of mining facilities and operations may require substantial additional financing.  Failure to obtain sufficient financing, or financing on terms acceptable to the Company, may result in a delay or indefinite postponement of exploration, development or production on any or all properties the Company may obtain, or even a loss of an interest in a property.  The only source of funds now available to the

Company is through the sale of debt or equity capital, properties, royalty interests, or the entering into of joint ventures or other strategic alliances in which the funding sources could become entitled to an interest in properties or projects the Company may obtain.  Additional financing may not be available when needed, or if available, the terms of such financing might not be favorable to the Company and might involve substantial dilution to existing shareholders.  If financing involves the issuance of debt, the terms of the agreement governing such debt could impose restrictions on the Company’s operation of its business.  Failure to raise capital when needed would have a material adverse effect on the Company’s business, financial condition, and results of operations.

The Company has no record of paying dividends.

The Company has no dividend record.  The Company has paid no dividends on the common shares since incorporation and does not anticipate doing so in the foreseeable future.  Payment of any future dividends will be at the discretion of the Company's board of directors after taking into account many factors, including operating results, financial condition, capital requirements, business opportunities, and restrictions contained in any financing agreements.

The Company relies on its management and key personnel, and there is no assurance that such persons will remain at the Company, or that the Company will be able to recruit skilled individuals.

The Company relies heavily on its existing management. The Company does not maintain "key man" insurance. Recruiting and retaining qualified personnel is critical to the Company's success.  The number of persons skilled in the acquisition, exploration, and development of mining properties is limited and competition for the services of such persons is intense.  As the Company's business activity grows, it may require additional key financial, administrative, technical, and mining personnel.  Although the Company believes that it will be successful in attracting and retaining qualified personnel, there can be no assurance of such success.  The failure to attract such personnel to manage growth effectively could have a material adverse effect on the Company's business, prospects, financial conditions and results of operations.

The Company is exposed to risks of changing labor and employment regulations.

Production at its mining operations is dependent upon the efforts of mining employees.  In addition, employee relations may be affected by changes in the scheme of labor relations that may be introduced by the relevant governmental authorities in whose jurisdictions the Company carries on business.  Changes in such legislation or in the relationship between the Company and its employees may have a material adverse effect on the Company's business, results of operations, and financial condition.

The Company is purchasing operations which are subject to the laws of Ecuador.

The Company intends to operate a mining operation through a foreign company, and substantially all of the Company’s assets will be held through such foreign entity.  Accordingly, any governmental limitation on the transfer of cash or other assets between the Company and a foreign subsidiary could restrict the Company's ability to fund its operations efficiently.  Any such limitations or the perception that such limitations may exist now or in the future could have an adverse impact on the Company's prospects, financial condition, and results of operations.

The trading price for the Company’s common shares can be volatile.

Securities of micro- and small-cap companies have experienced substantial volatility in the past, often based on factors unrelated to the financial performance or prospects of the companies involved. These factors include macroeconomic developments in North America and globally and market perceptions of the attractiveness of particular industries. The Company's share price is also likely to be significantly affected by short-term changes in gold prices or in its financial condition or results of operations as reflected in its quarterly earnings reports. Other factors unrelated to the Company's performance that may have an effect on the price of its common shares include the following: the extent of analytical coverage available to investors concerning the Company's business may be limited if investment banks with research capabilities do not follow the Company's securities; the lessening in trading volume and general market interest in the Company's securities may affect an investor's ability to trade significant numbers of common shares; and the size of the Company's public float may limit the ability of some institutions to invest in the Company's securities.  As a result of any of these factors, the market price of the Company’s common shares at any given point in time may not accurately reflect the Company's long-term value.

The value of common shares may be diluted due to the conversion of debentures.

As at December 31, 2008, there were $1,300,000 of debentures outstanding, which debentures are convertible into common shares at a conversion price equal to the lesser of: (a) an amount equal to one hundred  percent (100%) of the Volume Weighted Average Price (“VWAP”) as quoted by Bloomberg L.P. on October 15, 2008, or (b) an amount equal to eighty-five percent (85%)  of the lowest daily closing VWAP as quoted by Bloomberg L.P. during the five (5) trading days immediately preceding the conversion date.  During the life of the debentures, the holders of such securities are given an opportunity to profit from a rise in the market price of common shares with a resulting dilution in the interest of the other shareholders.  The Company's ability to obtain additional financing during the period in which such rights are outstanding may be adversely affected and the existence of the rights may have an adverse effect on the market price of its common shares.  The holders of the debentures may exercise such securities at a time when the Company would be able to obtain needed capital by a new offering of securities on terms more favorable than those provided by the outstanding rights.  The increase in the number of the Company’s common shares in the market resulting from the exercise of such rights and the possibility of sales of such shares may have a depressive effect on the price of the Company’s common shares.  In addition, as a result of such additional common shares, the voting power of the Company's existing shareholders will be substantially diluted.

The Company may, in the future, grant to some or all of its directors, key employees, and consultants options to purchase its common shares at exercise prices equal to market prices at times when the public market is depressed. To the extent that significant numbers of such options are granted and exercised, the interests of then existing shareholders of the Company will be subject to additional dilution.

We have a limited operating history and have not generated a profit since inception; consequently, our long term viability cannot be assured.

Our prospects for financial success are difficult to forecast because we have a limited operating history. Our prospects for financial success must be considered in light of the risks, expenses, and difficulties frequently encountered by mining companies initiating exploration of unproven properties.  Our business could be subject to any or all of the problems, expenses, delays, and risks inherent in the establishment of a gold and silver exploration enterprise, including limited capital resources, possible delays in mining explorations and development, failure to identify commercially viable gold or silver deposits, possible cost overruns due to price and cost increases in exploration and ore processing, uncertain gold and silver market prices, and inability to accurately predict mining results and attract and retain qualified employees.  Therefore, there can be no assurance that our exploration or mining will be successful, that we will be able to achieve or maintain profitable operations, or that we will not encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated.

We may need additional financing to expand our business plan.

Our business plan calls for substantial investment and cost in connection with the exploration of our mineral properties.  While we believe we have sufficient funds to carry out our current plans, unforeseen expenses, an expanded exploration plan, or establishing future mining operations could require additional operating capital.  We do not currently have any arrangements for additional financing and we can provide no assurance to investors that we will be able to find additional financing if required.  Obtaining additional financing would be subject to a number of factors, including market prices for minerals, investor acceptance of our properties, and investor sentiment.   These factors may make the timing, amount, terms, or conditions of additional financing unfavorable to us.  The most likely source of future funds would be through the sale of additional equity capital and loans.  Any sale of additional shares will result in dilution to existing stockholders, while incurring additional debt will result in encumbrances on our property and future cash flows.

Because there is no assurance when we will generate revenues, we may deplete our cash reserves and not have sufficient outside sources of capital to complete our exploration or mining programs.

We have not earned any revenues as of the date of this Annual Report on Form 10-K and have never been profitable.  To date, we have been involved primarily in financing activities, acquisition activities, and limited exploration activities.  Our only anticipated revenue producing properties comprise the Muluncay Project.  These revenue producing properties have been virtually exhausted of high grade ore to a depth of 200 meters, and there has been no drilling to test the depth potential of the mining system.

Due to our continuing losses from business operations, our most recent independent auditors’ report includes a “going concern” explanation relating to the fact that our continued operations are dependent upon obtaining additional working capital either through significantly increasing revenues or through outside financing.  We have not yet generated any operating revenues.  Our cash reserves will be used to fund our plans at the Muluncay Project.  However, our inability to generate revenues could eventually inhibit our ability to continue in business or achieve our business objectives.

Because of the speculative nature of exploration of natural resource properties, there is substantial risk that we will not find commercially viable gold or silver ore deposits which would reduce our realization of revenues.

There is no assurance that any of the claims we explore or acquire will contain commercially exploitable reserves of gold or silver minerals.  Exploration for natural resources is a speculative venture involving substantial risk.  Hazards such as unusual or unexpected geological formations and other conditions often result in unsuccessful exploration efforts.  Success in exploration is dependent upon a number of factors including, but not limited to, quality of management, quality and availability of geological expertise, and availability of exploration capital.  Due to these and other factors, no assurance can be given that our exploration programs will result in the discovery of new mineral reserves or resources.

We may be subject to "penny stock" regulations.

The Securities and Exchange Commission, or SEC, has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. A broker-dealer must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer and our sales person in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for stock that becomes subject to those penny stock rules. These additional sales practice and disclosure requirements could impede the sale of our securities. Whenever any of our securities become subject to the penny stock rules, holders of those securities may have difficulty in selling those securities.

ITEM 1B.   UNRESOLVED STAFF COMMENTS
There are no unresolved comments from the SEC.

ITEM 2.    DESCRIPTION OF PROPERTIES
Upon consummation of the Muluncay Project, which consummation occurred on March 30, 2009, the Company obtained  an undivided 100% interest in the following mining concession:

The Muluncaygold concession lies in the center of the Portovelo-Zaruma mining camp, which is found in the cantons of Ayapamba and Paccha, Province of El Oro, southern Ecuador. On January 2, 2008, Muluncaygoldcorp S.A. formalized with Minera del Pacifico Noroeste S.A. a leasing contract of seven mines:

1.	MARI JANE (BUENA ESPERANZA)
2.	JACETH ETHAN (EL AGUACATE)
3.	LA CHONTA Y LOS QUINDE
4.	NARANJITO
5.	SEÑOR DE LA DIVINA JUSTICIA
6.	LAS CAÑAS
7.	LOS OSOS

The leasing contract includes the mining / processing plant.  The seven properties are recorded by the “Asociación de Mineros Autónomos Sociedades Muluncay.” Through the leasing contract, Muluncaygoldcorp S.A. has the right to use and exploit the minerals that are extracted from the leased mines.  Beginning April 2007, Muluncaygold began exploration of the “Jayce Ethan” mine, and in October 2007 initiated the exploitation of the “Mary Jane” mine.  Reports of the exploration potential of the Muluncay Project are attached to this Annual Report on Form 10-K as Exhibits 10.2, 10.3, and 10.4.

ITEM 3.    LEGAL PROCEEDINGS
We are not presently a party to any litigation.
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On November 3, 2008, the holders of a majority of our outstanding shares of common stock, par value $.001 per share, approved the following actions:

1.           Amendment of the Company’s Articles of Incorporation increasing the Company’s authorized common stock to 1,000,000,000 shares and authorized preferred stock to 200,000,000 shares.  This change has also been reflected in the accompanying financial statements; and

2.           A 2:1 forward split of the Company’s common stock, par value $.001 per share.  The split has been retroactively reflected in the accompanying financial statements, resulting in 91,940,000 and 97,440,000 shares outstanding on December 31, 2008 and December 31, 2007, respectively.

Both the amendment to the Company’s Articles of Incorporation and the forward stock split were approved by the Board of Directors.

PART II

ITEM 5.    MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Only a limited market exists for our securities. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Therefore, a shareholder in all likelihood will be unable to resell his securities in our company. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops.

Our company's securities are traded over-the-counter on the Bulletin Board operated by the Financial Industry Regulatory Authority (FINRA) under the symbol “TTXP.”

Fiscal Quarter	High Bid	Low Bid
2008
Fourth Quarter 10-01-08 to 12-31-08	$0.75	$0.75
Third Quarter 07-01-08 to 09-30-08	$0.75	$0.75
Second Quarter 04-01-08 to 06-30-08	$0.00	$0.00
First Quarter 01-01-08 to 03-31-08	$0.00	$0.00

Fiscal Quarter	High Bid	Low Bid
2007
Fourth Quarter 10-01-07 to 12-31-07	$0.00	$0.00
Third Quarter 07-01-07 to 09-30-07	$0.00	$0.00
Second Quarter 04-01-07 to 06-30-07	$0.00	$0.00
First Quarter 01-01-07 to 03-31-07	$0.00	$0.00

Shareholders
As of December 31, 2008, we had 46 shareholders of record of our common stock, including shares held by brokerage clearing houses, depositories, or otherwise in unregistered form. We have no outstanding options or warrants, but we do have $1,300,000 in outstanding convertible debentures that are convertible into common equity.

Dividend Policy
We have not declared any cash dividends. We do not intend to pay dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Section 15(g) of the Securities Exchange Act of 1934
Our shares are covered by section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as “bid” and “offer” quotes, a dealers “spread” and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the FINRA's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities authorized for issuance under equity compensation plans
Our President’s compensation plan includes the issuance of 100,000 shares of the Company’s common stock, par value $.001 per share, to be issued on December 15, 2009.  The bonus was valued at $.75 per share on the December 15, 2008 grant date, or $75,000, and will be recognized as compensation expense ratably over the compensation plan term.  We have no other equity compensation plans.

ITEM 6.    SELECTED FINANCIAL DATA
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is an overview of the important factors that management focuses on in evaluating our businesses, financial condition and operating performance and should be read in conjunction with the financial statements included in this Annual Report on Form 10-K.  This discussion contains forward-looking statements that involve risks and uncertainties.  Actual results could differ materially from those anticipated in these forward looking statements as a result of any number of factors, including those set forth under the section entitled Risk Factors and elsewhere in this Annual Report on Form 10-K.

Factors that may cause actual results, our performance or achievements, or industry results to differ materially from those contemplated by such forward-looking statements include without limitation, all written and oral forward-looking statements made in connection with this Annual Report on Form 10-K that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

Overview
We are currently a development stage company with no operations or revenues.  We have never declared bankruptcy, have never been in receivership, and never been involved in any legal action or proceedings.  Since becoming incorporated, we have not made any significant sale of assets, nor have we been involved in any mergers or consolidations.

Upon the acquisition of Muluncaygold on March 30, 2009, most of our revenue will come from the sale of refined gold in the international market. Mining operations at the Muluncay Project currently produce 28-30 tons per day from two of the Muluncay mining properties; the Mary Jane Mine and the Jacob Ethan mine.  The ore is transported from the mine via 1-ton rail cars, fed into 3 Chilean Mills which feed into a cyanidation process and then to an activated carbon system. The gold is then processed into granules and melted, netting approximately 95-96% pure gold. The Chilean Mills are cleaned once a week and go through an amalgamation process which nets us on average 150-180 grams of pure gold weekly. The Muluncay Project has been averaging a total of approximately 4 kilos of gold per month.

A planned conversion to Ball Mill processing is expected to give the Muluncay Project a capacity of 50-60 tons per day and cut manpower costs. The ore will be fed initially into a crusher, then to a primary Ball Mill and from there to a secondary Ball Mill. From there it goes through a combination of hydro cyclone and flotation processes. The expected return from these processes is 98-99% pure gold. With the current size of the Ball Mills, Muluncaygold is expected to net approximately 6-7 kilos per month.

Currently, gold mined from the Muluncay Project is sold locally.  However, Muluncaygold has applied for an export license to enable the Company to sell its gold into the international market.  Pursuant to recently enacted Ecuador mining law, unstamped gold exports require payment of a 5% export tax.

Results of Operations

We are currently a development stage company with no revenues from operations.  There can be no assurance that we will generate revenues in the future, or that we will be able to operate profitably in the future, if at all.

We have incurred net losses since inception of our operations.  We have never declared bankruptcy, have never been in receivership, and never been involved in any legal action or proceedings.  Since becoming incorporated, we have not made any significant sale of assets, and we just completed our first business acquisition on March 30, 2009.

At December, 31, 2008, our cash and cash equivalents were $179,223. For the year ended December 31, 2008, we had no revenues, other income (interest) of $14,904, and incurred a net operating loss of $132,502.  Net cash provided by financing activities for the year ended December 31, 2008, was $1,366,250.  The deficit accumulated from inception on December 29, 2003 to December 31, 2008, was $196,121. The net loss applicable to common shares increased from $48,234 for the year ended December 31, 2007, to $132,502 for the year ended December 31, 2008, due to increases in general & administrative and financing costs primarily incurred in connection with the bond issuance and Muluncay Project.   On December 31, 2008 there were 91,940,000 common shares issued and outstanding, as compared to 97,440,000 issued and outstanding on December 31, 2007.  This is the result of the rescission and cancellation of 5,500,000 common shares (post-split) during the year ended December 31, 2008.

Our auditors have expressed the opinion in our audited financial statements for December 31, 2008, that there is substantial doubt about our ability to continue as a going concern. Please refer to Note 8 of our audited financial statements included in our Form 10-K.

Liquidity and Capital Resources
The following table presents selected financial information and statistics for fiscal years ending December 31, 2008 and December 31, 2007.

	December 31	December 31
	2008	2007

Cash and cash equivalents	$179,223	$2,331
Accounts receivable, net	$40	$0
Prepaid expenses	$62,000	$0
Working capital	$198,111	$(3,619)
Annual operating cash flow	$(199,358)	$(43,148)

As of December 31, 2008, the Company had $179,223 in cash and cash equivalents, an increase of $176,892 over the same balance at the end of December 31. 2007. The principal components of this net increase were cash generated by bond indentures of $1,235,356, of which $900,000 was subsequently loaned to Compania Minera del Pacifico (the 100% owner of the Muluncay Project). As of December 31, 2008 and December 31, 2007, $179,223 and $2,331, respectively, of the Company's cash were held by U.S. banks in U.S. dollar-denominated holdings.

The Company believes its existing balances of cash and cash equivalents will not be sufficient to satisfy its working capital needs, capital expenditures, outstanding commitments, and other liquidity requirements associated with its existing operations over the next 12 months. In January 2009, pursuant to a Loan Agreement and Note, which are attached to this Annual Report on Form 10-K as Exhibit 10.7, the Company secured a $275,000 loan with Charms Investments, LTD, a minority stockholder of the Company, to provide additional funding as disclosed in Note 6B to the audited financial statements.

OFF-BALANCE SHEET ARRANGEMENTS
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to our investors.

Contractual Obligations

Contractual Obligations	Total	Less than one year	1 – 3 Years	3 – 5 Years	More than 5 Years
Long Term Debt Obligations (1)	$1,300,000		$1,300,000
Purchase Obligations (2)	$5,400,000		$1,800,000	$1,800,000	$1,800,000
Loan Obligations (3)	$300,000	$300,000
Total	$7,000,000	$300,000	$3,100,000	$1,800,000	$1,800,000

1. Trilliant Exploration entered into a bond debenture of $1,300,000 on October 15, 2008.  Interest accrues monthly at the rate of 9% APR and is payable monthly.  Principal is payable in full on October 15, 2010.

2.  In October 2008, the Company committed to purchase the Muluncay Project from Compania Minera del Pacifico (“Pacifico”) for a $3,600,000 note payable to Pacifico plus an additional $1,800,000 investment payable to Muluncaygold within 180 days of March 30, 2009 (the effective date of the acquisition agreement).  The $3,600,000 note shall accrue interest at 4.5% (compounded quarterly), and is payable in four quarterly installments of $200,000 commencing once the Muluncay project reaches production of 400 tons per day.  After the four quarterly payments, the Company shall make quarterly payments of $300,000 until all principal and interest are fully paid. UNCERTAINTY EXISTS REGARDING WHEN THE MINE WILL REACH PRODUCTION OF 400 TONS PER DAY; THEREFORE, WHEN PAYMENTS WILL BEGIN AND END FOR THIS PURCHASE OBLIGATION IS UNCERTAIN.

3. Trilliant Exploration entered into a loan commitment of $1,200,000 on October 15, 2008, which required advancement of funds to Compania Minera del Pacifico (“Pacifico”) at various dates from October 2008 through March 2009.  As of December 31, 2008, the Company had provided $900,000 of these funds to Pacifico, and as of March 30, 2009, the effective date of the Company’s acquisition of the Muluncay Project from Pacifico (see 2 above), the Company had advanced all but $5,000 of the remaining $300,000 obligation.  Pursuant to terms of the Muluncay Project purchase agreement, Pacifico was released from its obligation to repay the $1,195,000, and the Company was no longer required to advance the remaining $5,000.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.    FINANCIAL STATEMENTS

The following Financial Statements have been derived from the audited Financial Statements of the Company and should be read in conjunction with “Management Discussions and Analysis of the Financial Condition and results of Operations” and the notes included elsewhere in this Form 10-K.

TRILLIANT EXPLORATION CORPORATION
(A PRE-EXPLORATION STAGE COMPANY)

AUDITED FINANCIAL STATEMENTS

Years Ended December 31, 2008 and 2007,
and the Period of December 29, 2003 (Inception)
to December 31, 2008

TRILLIANT EXPLORATION CORPORATION
(A PRE-EXPLORATION STAGE COMPANY)

AUDITED FINANCIAL STATEMENTS

Years Ended December 31, 2008 and 2007,
and the Period of December 29, 2003 (Inception)
to December 31, 2008

Douglas W. Child, CPA
Marty D. Van Wagoner, CPA
J. Russ Bradshaw, CPA
William R. Denney, CPA
Roger B. Kennard, CPA
Russell E. Anderson, CPA
Scott L. Farnes

1284 W. Flint Meadow Dr. #D
Kaysville, Utah 84037
Telephone 801.927.1377
Facsimile 801.927.1344

5296 S. Commerce Dr. #300
Salt Lake City, Utah 84107
Telephone 801.281.4700
Facsimile 801.281.4701

Suite B, 4F
North Cape Commercial Bldg.
388 King’s Road
North Point, Hong Kong

www.cpaone.net

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Trilliant Exploration Corporation

We have audited the accompanying balance sheets of Trilliant Exploration Corporation (a pre-exploration stage company) (the “Company”) as of December 31, 2008 and 2007, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended, and for the period of December 29, 2003 (inception) through December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and cash flows for the years then ended and for the period of December 29, 2003 (inception) through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has not generated revenues from operations and has incurred significant net losses since inception. This raises substantial doubt about the Company's ability to meet its obligations and to continue as a going concern. Management's plans in regard to this matter are described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Child, Van Wagoner & Bradshaw, PLLC
Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, UT
March 23, 2009

Trilliant Exploration Corporation
(A Pre-Exploration Stage Company)

Balance Sheets

	As of December 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$179,223	$2,331
Accounts receivable	40	-
Prepaid expenses (Note 7)	62,000	-
Total Current Assets	241,263	2,331

OTHER ASSETS
Bond issue costs, net - related party (Note 6C)	57,214	-
Notes receivable - related party (Note 6E)	990,000	-
Interest receivable, notes receivable - related party (Note 6E)	14,904	-
Deposits	2,400	-
Total Other Assets	1,064,518	-
TOTAL ASSETS	$1,305,781	$2,331

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$2,657	$5,599
Bond interest payable - related party (Note 6C)	4,875	-
Accrued officer compensation (Note 6D)	3,125	-
Short-term notes payable - related party (Note 6A)	32,495	351
Total Current Liabilities	43,152	5,950
LONG-TERM LIABILITIES
Long-term notes payable - related party (Note 6B)	90,000	-
Bonds payable, convertible and secured - related party (Note 6C)	1,300,000	-
Total Long-Term Liabilities	1,390,000	-
Total Liabilities	1,433,152	5,950

STOCKHOLDERS' DEFICIT (Note 4)
Preferred stock, par value $.001, 200,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $.001, 1,000,000,000 shares authorized, 91,940,000 and 97,440,000 issued and outstanding at December 31, 2008 and 2007, respectively	91,940	97,440
Additional paid-in capital	(23,190)	(37,440)
Deficit accumulated during the development stage	(40,539)	(40,539)
Deficit accumulated during the pre-exploration stage	(155,582)	(23,080)
Total Stockholders' Deficit	(127,371)	(3,619)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,305,781	$2,331

See Accompanying Notes to Audited Financial Statements

Trilliant Exploration Corporation
(A Pre-Exploration Stage Company)

Statements of Operations

	Year Ended December 31,		Cumulative Totals from December 29, 2003 (Inception) to December 31,
	2008	2007	2008
Revenues	$-	$-	$-

Operating Expenses
Organizational expenses	-	-	1,200
General and administrative	115,205	48,234	177,624
Total Operating Expenses	115,205	48,234	178,824

Operating Loss	(115,205)	(48,234)	(178,824)

Other Income (Expense)
Interest income	14,904	-	14,904
Currency exchange loss	(9)	-	(9)
Interest expense	(32,192)	-	(32,192)
Total Other Income (Expenses)	(17,297)	-	(17,297)

Net Loss Applicable to Common Shares	$(132,502)	$(48,234)	$(196,121)

Net Loss Per Basic and Diluted Shares	$(0.00)	$(0.00)

Weighted Average Number of
Common Shares Outstanding (Basic)	93,296,164	92,152,656

Weighted Average Number of
Common Shares Outstanding (Diluted)	93,661,826	92,152,656

See Accompanying Notes to Audited Financial Statements

Trilliant Exploration Corporation
(A Pre-Exploration Stage Company)

Statement of Changes in Stockholders’ Equity (Deficit)
December 29, 2003 (Inception) to December 31, 2008

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
December 29, 2003 (Inception)	-	$-	$-	$-	$-
Issuance of common stock December 29, 2003	8,000,000	8,000	(6,000)	-	2,000
Net loss during development stage	-	-	-	-
Balance, December 31, 2003	8,000,000	8,000	(6,000)	-	2,000

Net loss during development stage	-	-	-	(1,805)	(1,805)
Balance, December 31, 2004	8,000,000	8,000	(6,000)	(1,805)	195

Issuance of common stock December 15, 2005	72,000,000	72,000	(54,000)	-	18,000
Net loss during development stage	-	-	-	(795)	(795)
Balance, December 31, 2005	80,000,000	80,000	(60,000)	(2,600)	17,400
				-
Issuance of common stock for cash, March 15, 2006	10,000,000	10,000	(7,500)	-	2,500
Net loss during development stage	-	-	-	(12,785)	(12,785)
Balance, December 31, 2006	90,000,000	90,000	(67,500)	(15,385)	7,115

Issuance of common stock for cash, March 31, 2007	1,300,000	1,300	31,200	-	32,500
Issuance of common stock for cash, June 4, 2007	140,000	140	3,360	-	3,500
Issuance of common stock November 6, 2007	5,000,000	5,000	(3,750)	-	1,250
Issuance of common stock for payment of debt, November 6, 2007	1,000,000	1,000	(750)	-	250
Net loss during development stage	-	-	-	(25,154)	(25,154)
Net loss during pre-exploration stage	-	-	-	(23,080)	(23,080)
Balance, December 31, 2007	97,440,000	97,440	(37,440)	(63,619)	(3,619)

Cancellation of shares, February through May 2008	(5,500,000)	(5,500)	4,250	-	(1,250)
Forgiveness of related party debt	-	-	10,000	-	10,000
Net loss during pre-exploration stage	-	-	-	(132,502)	(132,502)
Balance, December 31, 2008	91,940,000	$91,940	$(23,190)	$(196,121)	$(127,371)

See Accompanying Notes to Audited Financial Statements

Trilliant Exploration Corporation
(A Pre-Exploration Stage Company)

Statements of Cash Flows

	Year Ended December 31,		Cumulative Totals from December 29,2003 (Inception)to December 31,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(132,502)	$(48,234)	$(196,121)
Adjustments to reconcile net loss to net cash used in operations:
Amortization of bond issue costs - related party	7,430	-	7,430
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(40)	-	(40)
Interest receivable, notes receivable - related party	(14,904)	-	(14,904)
Prepaid expenses	(62,000)	1,037	(62,000)
Deposits	(2,400)	-	(2,400)
Increase (Decrease) in:
Accounts payable	(2,942)	4,049	2,657
Bond interest payable	4,875	-	4,875
Accrued officer compensation	3,125	-	3,125
Net Cash Used In Operating Activities	(199,358)	(43,148)	(257,378)
CASH FLOWS FROM INVESTING ACTIVITIES
Issuance of notes receivable - related party	(990,000)	-	(990,000)
Net Cash Used In Investing Activities	(990,000)	-	(990,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term notes payable - related party	49,163	501	49,764
Payments on short-term notes payable - related party	(7,019)	-	(7,019)
Proceeds from long-term notes payable - related party	90,000	-	90,000
Net proceeds from bonds payable - related party	1,235,356	-	1,235,356
Common stock issued for cash	-	37,250	59,750
Refunds paid for rescission of common stock	(1,250)	-	(1,250)
Net Cash Provided By Financing Activities	1,366,250	37,751	1,426,601
NET INCREASE (DECREASE) IN CASH	176,892	(5,397)	179,223
CASH AT BEGINNING OF PERIOD	2,331	7,728	-
CASH AT END OF PERIOD	$179,223	$2,331	$179,223

(continued)

Trilliant Exploration Corporation
(A Pre-Exploration Stage Company)

Statements of Cash Flows (continued)

	Year Ended December 31,		Cumulative Totals from December 29,2003 (Inception)to December 31,
	2008	2007	2008
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$19,500	$-	$19,500
Cash paid for income taxes	$-	$-	$-
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Forgiveness of related party debt	$10,000	$-	$10,000

See Accompanying Notes to Audited Financial Statements

Trilliant Exploration Corporation
(A Pre-Exploration Stage Company)
Notes to Audited Financial Statements
Years Ended December 31, 2008 and 2007, and the
Period of December 29, 2003 (Inception) to December 31, 2008

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents
Cash and cash equivalents consists principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase.  The Company had $ 179,223 and $ 2,331 in cash and cash equivalents as of December 31, 2008 and December 31, 2007, respectively, all of which was federally insured.

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

Trilliant Exploration Corporation
(A Pre-Exploration Stage Company)
Notes to Audited Financial Statements
Years Ended December 31, 2008 and 2007, and the
Period of December 29, 2003 (Inception) to December 31, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Income or (Loss) Per Share of Common Stock
The Company has adopted SFAS No. 128, “Earnings per Share” (“EPS”), which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

The following table sets forth the computations of basic and diluted loss per share for the Company’s common stock, after giving effect to a 2 for 1 forward stock split effective December 1, 2008, and consideration of convertible bonds (Note 6A)  issued and outstanding during the year.  The ‘If-Converted Method’ of determining the dilutive or anti-dilutive effect of bond conversion yielded no dilution.  The bond interest and number of converted shares for the period the bonds were outstanding are so minimal compared to the Company’s losses and number of shares outstanding, that conversion would have had no impact on loss per share.  No other potentially dilutive instruments, such as options or warrants, were outstanding during the years ended December 31, 2008 or 2007.

	Year Ended December 31,
	2008	2007
BASIC
Net loss	$(132,502)	$(48,234)
Weighted average common shares outstanding	93,296,164	92,152,656

Net loss per share	$(0.00)	$(0.00)

DILUTED
Net loss (Basic)	$(132,502)	$(48,234)
Bond interest	24,375	-
Net loss (Diluted)	$(108,127)	$(48,234)

Weighted average common shares outstanding (Basic)	93,296,164	92,152,656
Convertible bonds	365,662	-
Options	-	-
Warrants	-	-

Weighted average common shares outstanding (Diluted)	93,661,826	92,152,656

Net loss per share (Diluted)	$(0.00)	$(0.00)

Trilliant Exploration Corporation
(A Pre-Exploration Stage Company)
Notes to Audited Financial Statements
Years Ended December 31, 2008 and 2007, and the
Period of December 29, 2003 (Inception) to December 31, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 163, “Accounting for Financial Guarantee Insurance – an
interpretation of FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises.”  This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts.  This Statement is effective for fiscal years beginning after December 15, 2008.  This Statement has no effect on the Company’s financial reporting at this time.

In May 2008, the FASB issued SFAS No.162, “The Hierarchy of Generally Accepted Accounting Principles.”  This Statement identifies literature established by the FASB as the source for accounting principles to be applied by entities which prepare financial statements presented in conformity with generally accepted accounting principles (GAAP) in the United States.  This Statement is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  This Statement will require no changes in the Company’s financial reporting practices.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, “Accounting for Derivatives and Hedging Activities.”  SFAS No. 161 has the same scope as Statement No. 133 but requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  SFAS No. 161 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling interests in Consolidated Financial Statements, an amendment of ARB No. 51.”   SFAS No. 160 applies to “for-profit” entities that prepare consolidated financial statements where there is an outstanding non-controlling interest in a subsidiary.  The Statement requires that the non-controlling interest be reported in the equity section of the consolidated balance sheet but identified separately from the parent.  The amount of consolidated net income attributed to the non-controlling interest is required to be presented, clearly labeled for the parent and the non-controlling entity, on the face of the consolidated statement of income.  When a subsidiary is de-consolidated, any retained non-controlling interest is to be measured at fair value.  Gain or loss on de-consolidation is recognized rather than carried as the value of the retained investment.  The Statement is effective for fiscal years and interim periods beginning on or after December 15, 2008.  It cannot be adopted earlier but, once adopted, is to be applied retroactively.  This pronouncement has no effect on this Company’s financial reporting at this time.

Trilliant Exploration Corporation
(A Pre-Exploration Stage Company)
Notes to Audited Financial Statements
Years Ended December 31, 2008 and 2007, and the
Period of December 29, 2003 (Inception) to December 31, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements (continued)

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.”   SFAS No. 141R amends SFAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquire.  It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  It is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively.  SFAS No. 141R has no effect on the Company’s financial reporting.

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

Currency Risk and Foreign Currency Translations
During the year ended December 31, 2008, the Company transacted some expenses in the Canadian Dollar (CAD).  The functional currency of the Company is United States Dollar (USD).  In accordance with FASB 52, “Foreign Currency Translation,” realized gains or losses on expenses paid in CAD are reported in earnings at the USD equivalent on the transaction date.  At such time as there are any Canadian-denominated assets or liabilities, the Company will report changes in valuation in a Statement of Other Comprehensive Income or (Loss) due to the changes in cumulative adjustments.   The Company began exploring mining interests in Ecuador.  Ecuador uses the USD as its official currency.

Trilliant Exploration Corporation
(A Pre-Exploration Stage Company)
Notes to Audited Financial Statements
Years Ended December 31, 2008 and 2007, and the
Period of December 29, 2003 (Inception) to December 31, 2008

NOTE 3 - PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income regardless of when reported for tax purposes.  Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the temporary differences which may arise from differences in the bases of fixed assets, depreciation methods and allowances based on the income taxes expected to be payable in future years.  Minimal development stage deferred tax assets arising as a result of net operating loss carry-forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods.  Operating loss carry-forwards generated during the period from December 29, 2003, (date of inception) through December 31, 2008, of $196,121 will begin to expire in 2024.  Accordingly, deferred tax assets of approximately $68,642 were offset by the valuation allowance, which increased by $46,376 and $16,882 during the years ending December 31, 2008 and 2007, respectively.

On March 13, 2009, the Company filed a tax extension for the fiscal year ended December 31, 2008.   Management determined the tax impact based on the U.S. Statutory rate of 35%.

	Cumulative	Year Ended Dec. 31,		Dec. 29, 2003 (Inception) to
	from Inception	2008	2007	Dec. 31, 2006

Net Operating Loss	$(196,121)	$(132,502)	$(48,234)	$(15,385)
Statutory U.S. Income Tax Rate	35%	35%	35%	35%

Current Provision
Domestic
Federal	$46,376	$46,376	$-	$-
State & Local	-	-	-	-
Foreign	-	-	-	-

Deferred Benefit (Provision)
Domestic
Federal	22,267	-	16,882	5,385
State & Local	-	-	-	-
Foreign	-	-	-	-

Tax Benefit	68,642	46,376	16,882	5,385
Valuation Allowance	(68,642)	(46,376)	(16,882)	(5,385)

Net Benefit (Provision)	$-	$-	$-	$-

Trilliant Exploration Corporation
(A Pre-Exploration Stage Company)
Notes to Audited Financial Statements
Years Ended December 31, 2008 and 2007, and the
Period of December 29, 2003 (Inception) to December 31, 2008

NOTE 4 - STOCKHOLDERS’ DEFICIT

Article Amendment
Effective December 1, 2008, the Company amended its Articles of Incorporation thereby increasing its authorized common and preferred stock to 1,000,000,000 and 200,000,000 shares, respectively.  The par value for preferred and common stock is $.001.  This change has been reflected in the accompanying financial statements.

Stock Splits
On November 9, 2007, the Company effected a 2 for 1 stock split on its common stock, followed by another 2 for 1 stock split on November 14, 2008.  Par value remained at $.001, and both splits have been retroactively applied to the earliest period presented in the accompanying financial statements.

Preferred Stock
No preferred stock has been issued since inception.

Common Stock
The Company had 91,940,000 and 97,440,000 shares of common stock issued and outstanding at December 31, 2008 and 2007, respectively.  The Company’s common stock is thinly traded with a limited market.  As of December 31, 2008, the stock was trading at a market price of $.75 per share.

The following details the stock transactions for the Company on a post-2007 and 2008 stock split basis:

On December 29, 2003, the Company issued 16,000,000 shares of its common stock at $.00025 for $4,000 subscriptions receivable.  Collection of $2,000 of the subscriptions receivable was completed on 8,000,000 shares.  The remaining $2,000 subscription receivable and the underlying 8,000,000 shares were cancelled.  The proceeds were used for working capital.

On December 15, 2005, the Company issued 72,000,000 shares of its common stock at $.00025 per share for $18,000.  The proceeds were used for working capital and to execute the Company’s business plan.

On March 15, 2006, the Company sold 10,000,000 shares at $.00025 per share for $2,500 cash.  The proceeds were used for working capital.

During January through March of 2007, the Company sold 1,300,000 shares of its common stock at $.025 per share for $32,500 cash.  The proceeds were used for working capital and to fund its operations.

On June 4, 2007, the Company sold 140,000 shares of its common stock for $.025 per share.  The $3,500 cash received was used for working capital.

On November 6, 2007, the Company sold 5,000,000 shares of its common stock at $.00025 for $1,250 cash.  On the same date, 1,000,000 shares of common stock were exchanged at $.00025 for a $250 reduction in loans from stockholders.

Trilliant Exploration Corporation
(A Pre-Exploration Stage Company)
Notes to Audited Financial Statements
Years Ended December 31, 2008 and 2007, and the
Period of December 29, 2003 (Inception) to December 31, 2008

NOTE 4 - STOCKHOLDERS’ DEFICIT (CONTINUED)

On February 14, 2008, 1,500,000 shares of common stock were rescinded and cancelled for repayment of $250 cash.

On February 18, 2008, the Company issued 20,000,000 shares of its common stock at $.0005 per share to a related party for the purchase of mining claims valued at $10,000.  On May 21, 2008 the underlying agreement was rescinded, and the consideration of 20,000,000 shares was returned to the Company and cancelled (Note 5).

On April 15 and May 21, 2008, four Company officers resigned their positions and were refunded their initial stock investments for a total of $1,000 for 4,000,000 shares which were then cancelled.

NOTE 5 - PURCHASE OF MINING CLAIMS

In November of 2007 the Company entered into an agreement to purchase 80 mining claims.  The terms of the purchase were:  (1) to issue to the Vendor 20,000,000 shares of the Company’s common stock, valued by the Company at $.0005 for a total of $10,000; (2) to pay 10 installments of $50,000 USD each, for a total of $500,000 USD, by June 30, 2008; and to pay a 3% net smelter royalty to the Vendor.  The stock was to be issued to the Vendor in increments of 2,000,000 shares each coincident with the cash installments.  As of June 30, 2008, the Company was to have title to the claims corresponding to the payments made, with no liability for any shortfall.

On February 18, 2008, the agreement was amended to settle on a one-time purchase of the 80 claims for 20,000,000 shares of stock at $.0005 per share for a total of $10,000.

On May 21, 2008 the agreement was rescinded.  The consideration of 20,000,000 shares was returned to the Company and cancelled.  The Rescission Agreement also provided that a $10,000 note and accrued interest payable to the Vendor was deemed paid in full as of May 21, 2008 (Note 6A).

NOTE 6- RELATED PARTY TRANSACTIONS

A – Short-term Notes Payable
The Company has borrowed funds from stockholders for working capital purposes from time to time.  The loans are non-interest bearing.  They are payable on demand and, consequently, reported as current liabilities.  The Company has received $39,163 in advances since inception and made repayments of $7,019 in cash, resulting in a payable balance of $32,495 as of December 31, 2008.  Interest has not been imputed due to its immaterial impact on the financial statements.

On January 11, 2008 the Company received $10,000 from a stockholder pursuant to a note dated January 19, 2008.  Terms were 8% interest with repayment due upon receipt by the Company of $250,000 in equity financing.  Interest accrued through May 21, 2008 was $287.  On May 21, 2008, the stockholder forgave the note principal and accrued interest to compensate the Company for various expenses incurred in reliance on the mineral purchase agreement which was unfulfilled (Note 5).  The $10,000 forgiveness was recognized by the Company as an increase in additional paid-in capital, while the interest of $287 was reversed against expenses.

Trilliant Exploration Corporation
(A Pre-Exploration Stage Company)
Notes to Audited Financial Statements
Years Ended December 31, 2008 and 2007, and the
Period of December 29, 2003 (Inception) to December 31, 2008

NOTE 6- RELATED PARTY TRANSACTIONS (CONTINUED)

B – Long-term Notes Payable
On January 5, 2009, the Company entered into a note payable agreement with an investment firm that is also a minority stockholder of the Company, whereby the Company will receive $275,000 in proceeds as follows:

No.	Amount	Due
1	$ 90,000	1/5/2009
2	100,000	1/16/2009
3	50,000	1/23/2009
4	25,000	2/2/2009
5	10,000	3/9/2009
The note bears interest of 8% and is payable on or before January 5, 2010.  The initial installment of $90,000 was received by the Company on December 30, 2008, prior to the execution of the agreement, and is therefore reflected in the accompanying financial statements as a long-term liability.   Proceeds from this loan correspond with several of the payments for, and are being used to partially fund, the ‘C – Notes Receivable’ below.

C – Notes Receivable
On October 16, 2008, the Company entered into a note receivable agreement with a stockholder, whereby the Company was required to advance the stockholder up to $1,200,000.  A total of $1,195,000 was advanced to the stockholder as follows:
No.	Amount	Due
1	$ 500,000	10/16/2008
2	400,000	10/17/2008
3	90,000	12/30/2008
4	100,000	1/16/2009
5	50,000	1/23/2009
6	25,000	2/2/2009
7	20,000	2/18/2009
8	10,000	3/9/2009

The note bears interest of 8% and was payable on or before January 5, 2010.  The December 31, 2008 balance comprises of the first, second, and third installments totaling $990,000.  Interest earned on the note for the period of the note’s inception through December 31, 2008 totaled $14,904, all of which was receivable at year-end.  Proceeds from this loan correspond with several of the payments for, and are being partially funded by, the ‘B – Long-term Notes Payable’ above.  On March 30, 2009, the stockholder was released from any repayment obligation pursuant to the Share Transfer Agreement disclosed in Note 9.

D – Accrued Officer Compensation
The Company has executed service agreements with its sole Director and Officers, whereby these individuals will perform management functions in the Company’s behalf.  The Secretary is to receive $4,000 monthly compensation for the 15-month period of October 2008 through December 2009.  The President and sole Director is to receive $3,000 monthly compensation for the 13-month period of December 2008 to December 2009, with a 100,000 share stock bonus to be granted at the end of the contract term if he performs his contracted duties for a period of 6 months of more.   For duties less than 12 months, but greater than 6 months, the stock bonus shall be prorated at 8,333 shares per full calendar month.

Trilliant Exploration Corporation
(A Pre-Exploration Stage Company)
Notes to Audited Financial Statements
Years Ended December 31, 2008 and 2007, and the
Period of December 29, 2003 (Inception) to December 31, 2008

NOTE 6- RELATED PARTY TRANSACTIONS (CONTINUED)

D – Accrued Officer Compensation (continued)
Pursuant to SFAS No. 123R, “Stock Based Compensation,” the bonus was valued on the grant date using the Black-Scholes Options Pricing model.   The risk-free interest rate is based on the U.S. Treasury rates at the date of grant. Expected volatility is based on the historical volatility of the Company’s stock. The Black Scholes valuation was derived based on the bonus term of one year as expected life, the stock price of $.75, assuming a risk-free interest rate between 4% and 5% per annum, and zero volatility, dividend yield, and forfeiture rate. The resulting total fair value of the bonus on the grant date was $75,000, which the Company is recognizing as compensation expense ratably over the term of the management agreement.  The Company recognized $20,125 in compensation expense with these individuals during 2008, including $3,125 in accrued stock bonus compensation at December 31, 2008.

E – Bonds Payable, Convertible & Secured
On October 15, 2008, the Company issued $1,300,000 in convertible secured bonds to a stockholder for net proceeds of $1,235,356 (including two months of prepaid interest totaling $19,500 retained by the stockholder that was amortized to interest expense by December 31, 2008).  The bonds bear interest of 9% and mature (if not converted) on October 15, 2010.  Upon the event of default, the interest rate is increased to 18%.  The stockholder incurred bond issuance costs of $64,644, which are being amortized to interest expense on a straight-line basis over the term of the bond.  The carrying amount of the bond issuance costs at December 31, 2008 was $57,214, net of $7,430 in amortization for 2008.  Interest payments are made mid-month, resulting in bond interest payable of $4,875 at December 31, 2008, and bond interest expense of $24,375 for 2008.

The bonds have an optional conversion feature whereby the stockholder is entitled to convert the bonds and accrued interest at any time based on the lesser of the stock price on the bonds’ inception (the ‘Fixed Price,’ which was determined to be $.75 per share) or the lowest daily closing volume weighted average price during the five days preceding conversion.  If the common stock price drops below the Fixed Price, the Company has the option to redeem the bonds, provided it pays a 16% redemption premium on the amount redeemed.  If the bonds are not converted, the Company is required to make interest-only payments for a period of one year following the bonds’ inception.  Thereafter, the Company shall continue making monthly interest payments, in addition to quarterly principal payments of $325,000 and quarterly 16% redemption premium payments that amount to $52,000 per quarter ($208,000 total).

NOTE 7 - PREPAID EXPENSE

On October 21, 2008, the Company entered into a consulting agreement, whereby the consultant would assist the Company with various aspects of the Company's merger and acquisition activities.  Upon the agreement’s inception, the Company paid the consultant a non-refundable fee of $100,000 for services to be rendered for the six-month period of October 21, 2008 through April 21, 2009, resulting in consulting expense of $38,000 for 2008 and a prepaid expense of $62,000 at December 31, 2008.  The prepaid will be amortized ratably during 2009 over the remainder of the agreement term.  If at any point prior to the end of the contract term the consultant defaults, any unamortized portion of the prepaid will be expensed immediately.

Trilliant Exploration Corporation
(A Pre-Exploration Stage Company)
Notes to Audited Financial Statements
Years Ended December 31, 2008 and 2007, and the
Period of December 29, 2003 (Inception) to December 31, 2008

NOTE 8 - GOING CONCERN

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

In view of these matters, realization of the assets of the Company is dependent upon the Company’s ability to meet its financial requirements through equity financing, borrowing, and the success of future operations.  These financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 9 - SUBSEQUENT EVENTS

On March 30, 2009, the Company executed a Share Transfer Agreement (the Agreement) with a stockholder, whereby the Company purchased 100% ownership interest in an Ecuadorian mining company, including equipment, fixtures, improvements, permits, data, and mining rights of mining properties located in Muluncay, Ecuador.  In consideration of this acquisition, the Company issued a $3,600,000 promissory note to the stockholder, which carries an annual interest rate of 4.5% (compounded quarterly), and is payable in four $200,000 quarterly installments commencing 30 days following the Ecuadorian company’s reaching production of 400 tons per day.  The Company will then pay $300,000 in quarterly installments until principal and interest is fully paid.   The Company is also required to pay an additional $1,800,000 investment to Muluncaygold , with $800,000 due within 90 days following the Agreements execution date, and $1,000,000 due within 180 days of the execution date.

As of March 30, 2009, the Company had a note receivable with this stockholder totaling $1,195,000 (Note 6C).  The terms of the Agreement provide for the Company to release the stockholder from all principal and interest repayment obligation, as the Company’s loans were merely advance payments towards the acquisition of the Ecuadorian company.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act.  Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Changes in Internal Controls
We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

Limitations on the Effectiveness of Controls
Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO and CFO Certifications
Appearing immediately following the Signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2008, the Company’s internal control over financial reporting was effective based on those criteria.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B.    OTHER INFORMATION

On October 16, 2008, the Company entered into a revolving credit arrangement with Compania Minera del Pacifico Noreste S.A. (“Pacifico”), a significant stockholder of the Company, whereby the Company agreed to loan to Pacifico the Principal Amount not to exceed $1,200,000 at an annual interest rate of 8%.   On March 30, 2009, the Company executed a Share Transfer Agreement (the Agreement) with Pacifico, whereby the Company purchased 100% ownership interest in an Ecuadorian mining company (Muluncaygold) from Pacifico, including equipment, fixtures, improvements, permits, data, and mining rights of mining properties located in Muluncay, Ecuador.  In consideration of this acquisition, the Company issued a $3,600,000 promissory note to Pacifico, which carries an annual interest rate of 4.5% (compounded quarterly), and is payable in four $200,000 quarterly installments commencing 30 days following Muluncaygoldcorp’s reaching production of 400 tons per day.  The Company will then pay $300,000 in quarterly installments until principal and interest is fully paid.

The Agreement also requires that the Company pay an additional $1,800,000 investment to Muluncaygold, with $800,000 due within 90 days following the Agreements execution date, and $1,000,000 due within 180 days of the execution date.

By March 30, 2009, the Company had advanced Pacifico $1,195,000 under the revolving credit arrangement.  The terms of the Agreement provide for the Company to release Pacifico from all principal and interest repayment obligation from the revolving credit arrangement, as the Company’s loans were merely advance payments towards the acquisition of the Ecuadorian company.
PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Officers and Directors
The name, age and position of our officers and directors are set forth below:

Name	Age	Position(s)
William R. Lieberman	32	President, Director
Andrew J. Befumo	45	Secretary

All directors serve for a period of one year, or until a successor is duly elected at the next annual shareholders meeting.

Background of our Officers and Directors

William R. Lieberman is a Chartered Financial Analyst Candidate, Level one at the CFA Institute in New York, and earned a Masters in Business Administration from Hult International Business School in Boston, MA, in 2007.  He has an extensive track record in international mining, metal, plastic and advertising sales. Mr. Lieberman was Vice President of Sales and Development for Zapoint, Inc. in Boston Massachusetts, where he was highly involved in all stages of financing and development for the solicitation and close of $1,250,000 of venture capital and angel investment.  From 2005 through 2006 Mr. Lieberman was Vice President of Sales and Development for Resource Polymers, Inc. in Toronto, Canada. During his tenure at Resource Polymers Mr. Lieberman networked throughout Canada and internationally in global scrap markets, and provided arbitrage services to secondary metal and plastics markets.

Andrew J. Befumo holds a law degree from the College of William and Mary, and a Bachelor of Science degree from the Pennsylvania State University.  He served as Director of Legal Affairs for Xcelplus International, Inc from March 2006 until November 2006. After leaving XcelPlus, Mr. Befumo was General Counsel for Belmont Partners, LLC.  Mr. Befumo is currently senior partner of Befumo & Schaeffer, PLLC, a Washington, D.C. based law firm specializing primarily in federal securities law.  Mr. Befumo has a comprehensive and diverse background encompassing business, legal, and technical vocations.  He is a member in good standing of the District of Columbia Bar, and is also licensed to practice before the United States Patent and Trademark Office.

Involvement in Certain Legal Proceedings
To our knowledge, during the past five years, no present or former director or executive officer of our company:

(1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing;

(2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities:

(i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii) engaging in any type of business practice;

(iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws;

(4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

(5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate;

(6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Audit Committee and Charter
We have a separately-designated audit committee of the board. Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention, and treatment of complaints regarding accounting, internal controls, and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of our audit committee charter is filed as an exhibit to this report.

Audit Committee Financial Expert
None of our directors or officers has the qualifications or experience to be considered a financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted.

Code of Ethics
We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely, and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics is filed as an exhibit to this report.

Disclosure Committee and Charter
We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports. A copy of the disclosure committee charter is filed as an exhibit to this report.

Section 16(a) of the Securities Exchange Act of 1934
As of the date of this report, we are not subject to section 16(a) of the Securities Exchange Act of 1934.

ITEM 11.    EXECUTIVE COMPENSATION

The following table sets forth information with respect to compensation paid by us to our officers from January 1, 2008 through December 31, 2008.

Executive Officer Compensation Table
Name and Principal Position	Year (US$)	Salary (US$)		Bonus Accrual (US$)	Stock Awards (US$)	Option Awards (US$)	Non Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
William Lieberman, President	2008	$36,000	(1)	$75,000	0	0	0	0	0	$111,000
Andrew J Befumo, Secretary	2008	$48,000	(1)	0	0	0	0	0	0	$48,000
Darryl Mills, President	2008	0		0	0	0	0	0	0	0
Dave Ludwar, CEO	2008	0		0	0	0	0	0	0	0
Doug Billingsley, CFO, Treasurer	2008	0		0	0	0	0	0	0	0
Paul Coon, VP Corporate Affairs/Secretary	2008	0		0	0	0	0	0	0	0
Peter Ball, VP Corporate Development	2008	0		0	0	0	0	0	0	0

(1)  In order to retain cash flows and conserve expenses, the Company retains the specialized services of directors and officers.  As of December 31, 2008, the Company retained the services of William Lieberman – President, and Andrew Befumo – Secretary.  These individuals operate as consultants to the firm with the designated titles.  Mr. Lieberman receives $3000 per month base salary over a twelve-month period commencing December 31, 2008, with bonus eligibility of 100,000 shares of restricted stock payable upon the end of the contract term.  Mr. Befumo receives $4,000 per month (payable to Befumo & Schaeffer, PLLC), plus fees for additional services beyond the scope of his contract.

The firm employed use of Black-Scholes pricing methods.  Black-Scholes methodology requires substantial calculation examining multiple inputs including vesting, volatility, and stock price.  The resulting stock bonus valuation on the December 15, 2008 grant date was determined to be $.75 per share, or $75,000 total compensation to be recognized ratably over the requisite service period (one-year contract period).  This resulted in a $3,125 bonus accrual for the period of December 15 through December 31, 2008 as noted in the following table.

THE FOLLOWING STATEMENT DOES NOT ALTER OR CHANGE ANY PRESENTED INFORMATION.

ON JANUARY 5, 2008 THE STOCK PRICE CLOSED AT $1.75, AND ON JANUARY 15, 2009 THE STOCK PRICE CLOSED AT $2.50.  THERE HAVE BEEN NO OTHER STOCK TRADES SINCE JANUARY 15, 2009.  APPLYING THE SUBSEQUENT MOST RECENT CLOSING PRICE TO THE STOCK BONUS WOULD RESULT IN 2009 BONUS VALUED AT $250,000.  SFAS 123R REQUIRES VALUATION OF STOCK-BASED COMPENSATION ON THE GRANT DATE, AND PROHIBITS REVALUATION AT SUBSEQUENT DATES.  THIS INFORMATION IS INCLUDED TO BETTER PRESENT OFFICER COMPENSATION POSSIBILITY WHICH ARE NOT REFLECTIVE OF CURRENT REPORTING RULES.  NOTHING IN THIS STATEMENT GARUNTEES INFORMATION PRESNTED HERE, OR ALTERS INFORMATION PRESENTED ELSEWHERE AND IS INCLUDED SOLEY FOR THE BENEFIT OF INVESTORS

The following table sets forth information with respect to compensation paid by us to our directors during the last completed fiscal year. Our fiscal year end is December 31.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total (US$)
William Lieberman,	$5,000	$3,125	0	0	0	0	$8,125
Darryl Mills	0	0	0	0	0	0	0
Dave Ludwar	0	0	0	0	0	0	0
Doug Billingsley	0	0	0	0	0	0	0
Paul Coon	0	0	0	0	0	0	0
Peter Ball	0	0	0	0	0	0	0

All compensation received by our officers and directors has been disclosed.  There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Long-Term Incentive Plan Awards
We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Indemnification
Under our Bylaws, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth, as of the date of this Annual Report on Form 10-K, the total number of the Company’s common shares par value $.001 owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares at December 31, 2008 of 91,940,000. The stockholders listed below possess voting and dispositive power with respect to the shares.

Name and address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Position	Percent of Class
William Lieberman 140 West 4th St. Apartment 9 New York, NY 10012	200,000	President, Director	0.22%
Andrew Befumo PO Box 717 Culpeper, VA 22701	250,000	Secretary	0.27%
Compania Minera del Pacifico, S.A. Cir. Norte #511 Y 12 AVA Machala, El Oro, Ecuador	30,000,000	N/A	32.6%
DZ Bank International S.A. FBO Trafalgar Specialized Investment Fund 4 Rue Thomas Edison L-1445 Luxembourg-Strassen R.C. Luxembourg, No B 15579	5,900,000	N/A	6.4%
Benstole Invest LTD 24 De Castro Street Wickhams Cay 1 Road Town, Tortola	10,000,000	N/A	10.9%

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Short-term Notes Payable
The Company has borrowed funds from stockholders for working capital purposes from time to time.  The loans are non-interest bearing.  They are payable on demand and, consequently, reported as current liabilities.  The Company has received $39,163 in advances since inception and made repayments of $7,019 in cash, resulting in a payable balance of $32,495 as of December 31, 2008.  Interest has not been imputed due to its immaterial impact on the financial statements.

On January 11, 2008 the Company received $10,000 from a stockholder pursuant to a note dated January 19, 2008.  Terms were 8% interest with repayment due upon receipt by the Company of $250,000 in equity financing.  Interest accrued through May 21, 2008 was $287.  On May 21, 2008, the stockholder forgave the note principal and accrued interest to compensate the Company for various expenses incurred in reliance on the mineral purchase agreement which was unfulfilled (Note 5).  The $10,000 forgiveness was recognized by the Company as an increase in additional paid-in capital, while the interest of $287 was reversed against expenses.

Long-term Notes Payable

On January 5, 2009, the Company entered into a note payable agreement with  Charms Investments Ltd, an investment firm that is also a minority stockholder of the Company, whereby the Company will receive $275,000 in proceeds as follows:

No.	Amount	Due
1	$ 90,000	1/5/2009
2	100,000	1/16/2009
3	50,000	1/23/2009
4	25,000	2/2/2009
5	10,000	3/9/2009

The note bears interest of 8% and is payable on or before January 5, 2010.  The initial installment of $90,000 was received by the Company on December 30, 2008, prior to the execution of the agreement, and is therefore reflected in the accompanying financial statements as a long-term liability.   Proceeds from this loan correspond with several of the payments for, and are being used to partially fund, the Notes Receivable from Pacifico below.

Notes Receivable and Share Transfer Agreement
On October 16, 2008, the Company entered into a note receivable agreement with Minera del Pacifico (Pacifico) a significant stockholder of the Company, whereby the Company was required to advance Pacifico up to $1,200,000.  A total of $1,195,000 was advanced to Pacifico as follows

No.	Amount	Due
1	$ 500,000	10/16/2008
2	400,000	10/17/2008
3	90,000	12/30/2008
4	100,000	1/16/2009
5	50,000	1/23/2009
6	25,000	2/2/2009
7	20,000	2/18/2009
8	10,000	3/9/2009

The note bears interest of 8% and was payable on or before January 5, 2010.  The December 31, 2008 balance was comprised of the first, second, and third installments totaling $990,000.  Interest earned on the note for the period of the note’s inception through December 31, 2008 totaled $14,904, all of which was receivable at year-end.  Proceeds from this loan correspond with several of the payments for, and are being partially funded by, the Long-term Notes Payable above.

On March 30, 2009, the Company executed a Share Transfer   Agreement (the Agreement) Pacifico, whereby the Company purchased 100% ownership interest in Muluncaygoldcorp (Muluncay), an Ecuadorian mining company, including equipment, fixtures, improvements, permits, data, and mining rights of mining properties located in Muluncay, Ecuador.  In consideration of this acquisition, the Company issued a $3,600,000 promissory note to Pacifico, which carries an annual interest rate of 4.5% (compounded quarterly), and is payable in four $200,000 quarterly installments commencing 30 days following Muluncay’s reaching production of 400 tons per day.  The Company will then pay $300,000 in quarterly installments until principal and interest is fully paid.   The Company is also required to pay an additional $1,800,000 investment to Muluncaygold, with $800,000 due within 90 days following the Agreements execution date, and $1,000,000 due within 180 days of the execution date.

The terms of the Agreement provide for the Company to release Pacifico from the $1,195,000 note receivable obligation, as the Company’s loans were merely advance payments towards the acquisition of Muluncay.

Bonds Payable, Convertible & Secured
On October 15, 2008, the Company issued $1,300,000 in convertible secured bonds to Trafalgar Capital Specialized Investment Fund (Trafalgar), a significant stockholder of the Company, for net proceeds of $1,235,356 (including two months of interest totaling $19,500 retained by Trafalgar).  The bonds bear interest of 9% and mature (if not converted) on October 15, 2010.  Upon the event of default, the interest rate is increased to 18%.  Trafalgar incurred bond issuance costs of $64,644, which are being amortized to interest expense on a straight-line basis over the term of the bond.  The carrying amount of the bond issuance costs at December 31, 2008 was $57,214, net of $7,430 in amortization for 2008.  Interest payments are made mid-month, resulting in bond interest payable of $4,875 at December 31, 2008, and bond interest expense of $24,375 for 2008.

The bonds have an optional conversion feature whereby Trafalgar is entitled to convert the bonds and accrued interest at any time based on the lesser of the stock price on the bonds’ inception (the ‘Fixed Price,’ which was determined to be $.75 per share) or the lowest daily closing volume weighted average price during the five days preceding conversion.  If the common stock price drops below the Fixed Price, the Company has the option to redeem the bonds, provided it pays a 16% redemption premium on the amount redeemed.  If the bonds are not converted, the Company is required to make interest-only payments for a period of one year following the bonds’ inception.  Thereafter, the Company shall continue making monthly interest payments, in addition to quarterly principal payments of $325,000 and quarterly 16% redemption premium payments that amount to $52,000 per quarter ($208,000 total).

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2008	$15,000	Child, Van Wagoner & Bradshaw, PLLC
2007	$12,000	Child, Van Wagoner & Bradshaw, PLLC

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2008	$1,250	Child, Van Wagoner & Bradshaw, PLLC
2007	$12,000	Child, Van Wagoner & Bradshaw, PLLC

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2008	$0	Child, Van Wagoner & Bradshaw, PLLC
2007	$0	Child, Van Wagoner & Bradshaw, PLLC

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2008	$0	Child, Van Wagoner & Bradshaw, PLLC
2007	$0	Child, Van Wagoner & Bradshaw, PLLC

(5) Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6) The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Incorporated by reference
Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation	SB-2	10-31-06	3.1

3.2	Bylaws	SB-2	10-31-06	3.2

10.1	Share Transfer Agreement between Registrant, Pacifico and Muluncaygold				X

10.2	Muluncay Project Report Prepared by Exploration Alliance Ltd.				X

10.3	Geological Report of the Muluncay Deposit				X

10.4	Report on Exploration Potential – Muluncay Project				X

10.5	Ecuador Mining Law				X

10.6	Diagram of Current 40 Ton Plant				X

10.7	Loan Agreement and Note between Registrant and Charms Investments LTD				X

14.1	Code of Ethics				X

31.1	Certification of Chief Executive Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.				X

31.2	Certification of Chief Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)				X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)				X

99.1	Audit Committee Charter				X

99.2	Disclosure Committee Charter				X

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of April, 2009.

TRILLIANT EXPLORATION CORPORATION

By.	/s/ William Lieberman
Name:	William Lieberman
Title:	President, Director, Principal Executive Officer and Principal Financial Officer