Form 10-Q
period 2009-03-31
TRILLIANT EXPLORATION CORP
filed 2009-06-15
CIK 1378948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2009

Commission File Number 333-138332

TRILLIANT EXPLORATION CORPORATION
(Name of registrant in its charter)

Nevada	20-0936313
(State of Incorporation)	(IRS Employer Identification No.)

545 Eighth Avenue, Suite 401
New York, NY 10018
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

Large accelerated filer [  ]
Accelerated Filer [  ]
Non-accelerated filer [  ]
Smaller reporting Company[X]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

There were 92,124,000 shares of Common Stock issued and outstanding as of June 12, 2009.

On this Form 10-Q quarterly report, the registrant, Trilliant Exploration Corporation, is hereinafter referred to as “Registrant” or “we,” or “Company,” or “TTXP.”

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying condensed unaudited financial statements of Trilliant Exploration Corporation, a Nevada corporation, are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America.  These statements should be read in conjunction with the Company’s most recent annual financial statements for the year ended December 31, 2008 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on April 15, 2009.  In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments.  The results of operations presented in the accompanying condensed financial statements for the period ended March 31, 2009 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2009.

Trilliant Exploration Corporation
CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
For the Three Months Ended
March 31, 2009 and 2008

Trilliant Exploration Corporation
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended March 31, 2009

Trilliant Exploration Corporation
Consolidated Balance Sheets

	March 31, 2009	December 31, 2008
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$60,142	$179,223
Accounts receivable	142,038	40
Other current assets	1,450	-
Foreign tax credits (Note 3)	62,403	-
Prepaid expenses (Note 7)	12,050	62,000

Total Current Assets	278,083	241,263

Property, Plant, and Equipment (Note 10)
Land	16,000	-
Plant	2,000,000	-
Machinery and equipment	81,941	-
Computer equipment	614	-
Electrical equipment	10,476	-
Tools	4,351	-
Accumulated depreciation	(26,193)	-

Net Property, Plant, and Equipment	2,087,189	-

Other Assets
Goodwill (Note 10)	340,221	-
Notes receivable–related party (Note 6C)	-	990,000
Interest receivable, notes receivable–related party (Note 6C)	-	14,904
Bond issue costs, net–related party (Note 6E)	51,084	57,214
Deposits	4,323	2,400

Total Other Assets	395,628	1,064,518

TOTAL ASSETS	$2,760,900	$1,305,781

(continued)
Trilliant Exploration Corporation
Consolidated Balance Sheets (continued)

	March 31, 2009	December 31, 2008
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable	$132,285	$2,657
Convertible notes payable–related party, current (Note 6A)	275,000	-
Accrued interest, convertible bonds payable–related party (Note 6E)	4,875	4,875
Accrued interest, convertible notes payable–related party (Note 6A)	4,542	-
Short-term notes payable–related party (Note 6B)	547,665	32,495
Unearned income	38,000	-
Accrued officer compensation (Note 6D)	71,057	3,125
Foreign federal tax liabilities (Note 3)	178,695	-
Foreign payroll tax liabilities	4,997	-
Payroll liabilities	48,199	-
Other tax liabilities	13,351	-
Mortgages payable, current (Note 10)	495,828	-

Total Current Liabilities	1,814,494	43,152

Long-term Liabilities
Bonds payable, convertible and secured–related party (Note 6E)	1,300,000	1,300,000
Convertible notes payable–related party , long-term (Note 6B)	-	90,000
Mortgages payable, long-term (Note 10)	108,333	-

Total Long Term Liabilities	1,408,333	1,390,000

Total Liabilities	3,222,827	1,433,152

Stockholders’ Deficit
Preferred stock, par value $.001, 200,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $.001, 1,000,000,000 shares authorized, 91,940,000 shares issued and outstanding	91,940	91,940
Additional paid-in capital	(23,190)	(23,190)
Legal reserve (Note 2)	210	-
Accumulated deficit	(530,887)	(196,121)

Total Stockholders’ Deficit	(461,927)	(127,371)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,760,900	$1,305,781

The accompanying notes are an integral part of the unaudited financial statements.

Trilliant Exploration Corporation
Consolidated Statement of Operations
(unaudited)

	Three months ended March 31,
	2009	2008

Revenues	$-	$-

Cost of Goods Sold
Production expenses	10,012	-
Depreciation expense	26,172	-

Total COGS	36,184	-

Gross Profit (Loss)	(36,184)	-

Operating Expenses
Speculative mining expenses	-	10,000
Professional fees	133,858	11,112
Salaries and wages	86,469	-
Other general and administrative expenses	61,016	5,206
Total Operating Expenses	281,343	26,318

Net Loss from Operations	(317,527)	(26,318)

Other Income (Expense)
Interest expense	(39,922)	(175)
Interest income	22,633	-
Miscellaneous other income	50	-

Total Other Income (Expense)	(17,239)	(175)

Net Loss Applicable to Common Shares	$(334,766)	$(26,493)

Net Loss per Share (Basic and Diluted)	$(.00)	$(.00)

Weighted Average Number of Common Shares Outstanding (Basic)	91,940,000	53,582,637

Weighted Average Number of Common Shares Outstanding (Diluted)	93,673,333	53,582,637

The accompanying notes are an integral part of the unaudited financial statements.

Trilliant Exploration Corporation
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(334,766)	$(26,493)
Adjustments to reconcile net loss to net cash used in operations:
Amortization of bond issue costs – related party	6,130	-
Depreciation	26,193	-
Common stock issued for purchase of mining rights	-	10,000
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,564)	-
Increase in interest receivable – related party	(22,633)	-
Decrease in other current assets	1,039	-
Decrease in foreign tax credits	1,940	-
Decrease in prepaid expenses	49,950	-
Increase in deposits	(1,923)	-
Increase in accounts payable	61,008	5,847
Increase in accrued interest, convertible notes payable	4,542	-
Increase in accrued interest, short-term notes payable – related party	-	175
Decrease in foreign tax liabilities	(440)	-
Increase in foreign payroll tax liabilities	1,393	-
Increase in payroll liabilities	40,109	-
Increase in accrued officer compensation	67,932	-
Net Cash Used In Operating Activities	(101,090)	(10,471)
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash received in acquisition of subsidiary	2,009	-
Payments on notes receivable – related party	(205,000)	-
Net Cash Used In Investing Activities	(202,991)	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable – related party	-	10,000
Proceeds from convertible notes payable – related party	185,000	-
Cancellation of common stock and refund of cash	-	(250)
Net Cash Provided By Financing Activities	185,000	9,750
NET DECREASE IN CASH	(119,081)	(721)
CASH AT BEGINNING OF PERIOD	179,223	2,331
CASH AT END OF PERIOD	$60,142	$1,610

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes	$-	$-
Interest	$29,250	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Net assets acquired in acquisition of subsidiary MuluncayGoldCorp.	$1,430,131	$-

The accompanying notes are an integral part of the unaudited financial statements.

Trilliant Exploration Corporation

Notes to Consolidated Financial Statements (unaudited)
Three Months Ended March 31, 2009 and 2008

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

On March 30, 2009 (Date of Acquisition), Trilliant Exploration Corporation (the Parent) acquired a 100% interest in MuluncayGoldCorp (the Subsidiary), as disclosed in Note 10.   The transaction was accounted for as a purchase pursuant to SFAS No. 141R, “Business Combinations.’  The accompanying consolidated financial statements for the three months ended March 31, 2009 include the Subsidiary’s activity from the Date of Acquisition through March 31, 2009.  All historical financial statements are those of the Parent.  Intercompany transactions have been eliminated upon consolidation. The Parent and Subsidiary are collectively referred to as “the Company.”

The unaudited interim financial statements of Trilliant Exploration Corporation were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and reflect all adjustments (including normal recurring accruals) which, in the opinion of management, are considered necessary for the fair presentation of the results for the periods presented. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Exiting Development and Pre-Exploration Stage Company
The Company was considered to be in the pre-exploration stage and development stage company as defined in Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises” as interpreted by the Securities and Exchange Commission for mining companies in Industry Guide 7.  During the reporting period the Company acquired MuluncayGoldCorp., which devotes substantially all of its efforts to operation of existing mines.  Accordingly, the Company is no longer in the Development or Pre-Exploration stage as defined in SFAS No. 7.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Trilliant Exploration Corporation

Notes to Consolidated Financial Statements (unaudited)
Three Months Ended March 31, 2009 and 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Cash and Cash Equivalents
Cash and cash equivalents consists principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase.  The Company had $60,142 and $179,223 in cash and cash equivalents as of March 31, 2009 and December 31, 2008, respectively.   Of these amounts, $56,735 and $179,223 was federally insured, and $3,351 and $0 was held in U.S. dollars in Ecuadorian banks at March 31, 2009 and December 31, 2008, respectively.

Legal Reserve
The Company records the Ecuadorian required legal reserve in the Stockholders’ Deficit section of the balance sheet.  Through acquisition the Company acquired $210 of reserves for employee benefits.  Firms operating in Ecuador are required by law to set aside 10% of liquid profits in a legal reserve for the benefit of employees.  Such reserve must be set aside until the reserves reach 50% of liquid profits which are equivalent to distributable net income under US GAAP.

Revenue Recognition
The Company recognizes revenues when a sale agreement has been made, when there are no restrictions or repurchase agreements on the transaction, when collection is reasonably certain, and when the goods or services have been delivered to the buyer.  In Ecuador, these criteria are satisfied and a sale is recorded when there is an agreement with the purchaser, wherein it is determined the weight of the gold sale and the price is established by mutual agreement at the moment of the transaction.

Mineral Acquisition and Exploration Costs
Mineral property acquisition and exploration costs are expensed as incurred.  When it has been determined that a mineral property can be economically developed as a result of establishing proven reserves, the costs incurred to develop such property are capitalized.  Such costs will be amortized using the units-of-production method.

Inventories
The company carries no inventories. After extraction of raw aggregate, the Company outsources the extraction of minerals from aggregate which are immediately processed.  Minerals obtained are then sold at the current market price.  As such, the Company maintains no inventories.

Property, Plant, and Equipment
Property and equipment are stated at cost. Depreciation and amortization are determined using the straight-line method over estimated useful lives ranging from three to 8 years.

Trilliant Exploration Corporation

Notes to Consolidated Financial Statements (unaudited)
Three Months Ended March 31, 2009 and 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Goodwill and Other Intangibles
The Company acquired MuluncayGoldCorp. through a share purchase agreement (the Acquisition) (Note 10).  On March 30, 2009, the Company also acquired additional assets from Minera del Pacifico, including mines for which proven reserves have not been established and are therefore not capitalizable.  The Acquisition resulted in $340,221 in goodwill that will be subject to periodic impairment testing in accordance with SFAS 142, “Goodwill and Other Intangible Assets.”  The Company possesses no other intangible assets, except as noted in Mineral Acquisition and Exploration listed above.

Net Income or (Loss) Per Share of Common Stock
The Company has adopted SFAS No. 128, “Earnings per Share” (“EPS”), which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  The reconciliation of unamortized convertible bond issuance costs and interest expense on convertible bonds and convertible notes payable to net income, and addition of shares assuming conversion, resulted in a nominal dilutive effect on loss per share.  No options or warrants were outstanding during the periods.

	For the three months ended March 31,
	2009	2008
BASIC
Net loss	$(334,766)	$(26,493)
Weighted average common shares outstanding	91,940,000	93,940,000
Net loss per share (Basic)	$(0.00)	$(0.00)

DILUTED
Net loss (Basic)	$(334,766)	$(26,493)
Convertible bond and note interest	39,922	-
Unamortized convertible bond issuance costs	(51,084)	-
Net loss (Diluted)	$(345,928)	$(26,493)

Weighted average common shares outstanding (Basic)	91,940,000	93,940,000
Convertible bonds and notes	2,100,000	-
Options	-	-
Warrants	-	-
Weighted average common shares outstanding (Diluted)	94,040,000	93,940,000

Net loss per share (Diluted)	$(0.00)	$(0.00)

Trilliant Exploration Corporation

Notes to Consolidated Financial Statements (unaudited)
Three Months Ended March 31, 2009 and 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Recently Issued Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS No. 157, “Fair Value Measurements,” for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. On January 1, 2009, the Company adopted SFAS No. 157 for these assets and liabilities. Since the Company’s existing fair value measurements for nonfinancial assets and nonfinancial liabilities are consistent with the guidance of the Statement, the adoption of the Statement did not have a material impact on the Company’s consolidated financial statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The FSP affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. This FSP was effective for fiscal years beginning after December 15, 2008, which was January 1, 2009 for the Company. The adoption of the FSP did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies.” The FSP requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value per SFAS No. 157, if the acquisition-date fair value can be reasonably determined. If the fair value cannot be reasonably determined, then the asset or liability should be recognized in accordance with SFAS No. 5, “Accounting for Contingencies,” and FASB Interpretation (“FIN”) No. 14, “Reasonable Estimation of the Amount of a Loss - an interpretation of FASB Statement No. 5.” The FSP also requires new disclosures for the assets and liabilities within the scope of the FSP. The Company is applying the guidance of the FSP to business combinations completed on or after January 1, 2009. See Note 10 for disclosures related to a recent business combination.

Trilliant Exploration Corporation

Notes to Consolidated Financial Statements (unaudited)
Three Months Ended March 31, 2009 and 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Recently Issued Accounting Pronouncements (cont’d)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of SFAS No. 133.” The Statement requires enhanced disclosures about an entity’s derivative and hedging activities. The Statement was effective for fiscal years and interim periods beginning after November 15, 2008, which was January 1, 2009 for the Company.  This pronouncement has no effect on the Company’s financial reporting at this time.

Accounting Standards Issued But Not Yet Adopted
In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” The FSP requires new disclosures on investment policies and strategies, categories of plan assets, fair value measurements of plan assets, and significant concentrations of risk, and is effective for fiscal years ending after December 15, 2009, with earlier application permitted. This pronouncement has no effect on the company’s financial reporting at this time.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” The FSP amends SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" and Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” to require disclosures about the fair value of financial instruments during interim reporting periods. The FSP is effective for interim and annual periods ending after June 15, 2009, which is June 30, 2009 for the Company.  This pronouncement has no effect on the Company’s financial reporting at this time.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” The FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The FSP is effective for interim and annual periods ending after June 15, 2009, which is June 30, 2009 for the Company. The FSP is not anticipated to have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” The FSP provides additional guidance for estimating fair value when the market activity for an asset or liability has declined significantly. The FSP is effective for interim and annual periods ending after June 15, 2009, which is June 30, 2009 for the Company. The FSP is not anticipated to have a material impact on the Company’s consolidated financial statements.

Trilliant Exploration Corporation

Notes to Consolidated Financial Statements (unaudited)
Three Months Ended March 31, 2009 and 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)
Currency Risk and Foreign Currency Translations
The functional currency of the Company is the United States Dollar (USD).  In accordance with SFAS 52, “Foreign Currency Translation,” realized gains or losses on expenses incurred in denominations other than USD are recognized in earnings on the transaction date.  At such time as there are any Foreign denominated assets or liabilities, the Company will report changes in valuation in a Statement of Other Comprehensive Income or (Loss) due to the changes in cumulative adjustments from Foreign currency translation.   The Company has acquired mining interests in Ecuador due to the acquisition of MuluncayGoldCorp (Note 10).  Ecuador uses the USD as its official currency.

NOTE 3 - PROVISION FOR INCOME TAXES
The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income regardless of when reported for tax purposes.  Deferred taxes provided for under SFAS No. 109 give effect to the temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, and allowances based on the income taxes expected to be payable in future years.  Deferred tax assets arising as a result of net operating loss carry-forwards and foreign tax credit carry-forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods.  Operating loss carry-forwards of $530,887 generated since inception through March 31, 2009, will begin to expire in 2024.   Accordingly, deferred tax assets of approximately $224,460 were completely offset by the valuation allowance, which increased by $215,188 and $9,272 during the three months ending March 31, 2009 and 2008, respectively,  based on the U.S. Statutory rate of 35% and an Ecuadorian  corporate tax rate of 25% ..

	Three Months Ended March 31,
	2009	2008
Net Loss	$(334,766)	$(26,493)
Expected Current Tax Benefit
Domestic
Federal	(117,168)	-
State & Local	-	-
Effect of foreign tax rate on net loss	9,000	-
Foreign tax credit carryforward	(116,292)	-
Deferred Tax Benefit
Domestic
Federal	-	(9,272)
State & Local	-	-
Foreign	-	-
Total Tax Benefit	(224,460)	9,272)
Valuation Allowance	224,460	9,272
Net Tax Benefit	$-	$-

Trilliant Exploration Corporation

Notes to Consolidated Financial Statements (unaudited)
Three Months Ended March 31, 2009 and 2008

NOTE 3 - PROVISION FOR INCOME TAXES (CONT’D)

The Company accrues for and pays income tax on incomes derived in Ecuador. As of March 31, 2009, the Ecuadorian operations held $62,403 of income tax credits and $178,695 of income tax liabilities for a net liability of $116,292 payable.  The credits and liability were both acquired in the acquisition.

NOTE 4 – STOCKHOLDER DEFICIT

Preferred Stock
No preferred stock has been issued since inception.

Common Stock
The Company had 91,940,000 shares of common stock issued and outstanding at March 31, 2009 and December 31, 2008.  The Company’s common stock is thinly traded with a limited market.  As of March 31, 2009, the stock was trading at a market price of $2.50 per share.

NOTE 5 - PURCHASE OF MINING CLAIMS

On March 30. 2009 Trilliant Exploration acquired one mine held by MuluncayGoldCorp (Muluncay) and six other mining properties from Minera del Pacifico(Pacifico) (Note 10).     One claim identified as the Caspach mining region, originally purchased by Muluncay on January 29, 2008 for $50,000, was revoked on June 10, 2008 by the Ecuadorian government for failure to meet 100 ton per day production requirements. A legal appeal to reclaim the concession has been made.

Trilliant Exploration Corporation

Notes to Consolidated Financial Statements (unaudited)
Three Months Ended March 31, 2009 and 2008

NOTE 6- RELATED PARTY TRANSACTIONS

A – Convertible Notes Payable
On January 5, 2009, the Company entered into a convertible note payable agreement with an investment firm that is also a minority stockholder of the Company, whereby the Company received $275,000 as of March 31, 2009.  On April 27, 2009, the agreement was amended to increase amounts loaned to $350,000.  Funds were advanced to the Company as follows:

No.	Amount	Date
1	$90,000	12/31/08
2	100,000	1/16/09
3	50,000	1/23/09
4	25,000	2/2/09
5	10,000	3/9/09
6	75,000	4/27/09

The note bears interest of 8% and is payable on or before January 5, 2010.  Accrued interest and interest expense as of and for the three months ended March 31, 2009 totaled $4,542.  Principal and interest are convertible at the option of the noteholder into shares of the Company’s common stock at the rate of 80% of the average of the five daily volume weighted average price preceding the conversion date.  Proceeds from this loan correspond with several of the payments for, and are being used to partially fund, the Notes Receivable described below (Note 6C). Due to the contingent nature of the conversion price, no beneficial conversion feature was noted.

B – Short-Term Notes Payable
The Company has borrowed funds from stockholders for working capital purposes from time to time.  The loans are non-interest bearing.  They are payable on demand and, consequently, reported as current liabilities.  The Company has received $39,163 in advances since inception and made repayments of $7,019 in cash, resulting in a payable balance of $32,495 as of March 31, 2009.

The principal stockholder of Minera del Pacifico (Pacifico), a 33% stockholder of the Company, advances funds to MuluncayGoldCorp as needed, and the Company acquired a demand payable to this individual in the amount of $515,170 in the purchase of Muluncay (Note 10), for total notes payable due to these related parties of $547,665 at March 31, 2009.

Interest has not been imputed due to its immaterial impact on the financial statements in prior periods.  With the acquisition of the Pacifico stockholder loan, it may be necessary to impute interest in future periods, as it may have a material impact on the financial statements.

Trilliant Exploration Corporation

Notes to Consolidated Financial Statements (unaudited)
Three Months Ended March 31, 2009 and 2008

NOTE 6- RELATED PARTY TRANSACTIONS (CONT’D)

C – Notes Receivable
On October 16, 2008, the Company entered into a note receivable agreement with Minera del Pacifico (Pacifico), a 33% stockholder of the Company, whereby the Company was required to advance Pacifico up to $1,200,000 in anticipation of the purchase of MuluncayGoldCorp from Pacifico (Note 10).  A total of $1,195,000 was advanced to Pacifico as follows:

No.	Amount	Due
1	$500,000	10/16/2008
2	400,000	10/17/2008
3	90,000	12/30/2008
4	100,000	1/16/2009
5	50,000	1/23/2009
6	25,000	2/2/2009
7	20,000	2/18/2009
8	10,000	3/9/2009

The note bore interest of 8% and was payable on or before January 5, 2010.  The December 31, 2008 balance comprises the first, second, and third installments totaling $990,000.  Interest earned on the note for the period of the note’s inception through December 31, 2008 totaled $14,904, all of which was receivable at year-end.  Interest income of $22,633 was earned during the three months ended March 31, 2009.  This receivable was funded by, the Convertible Notes Payable described above (Note 6A).  On March 30, 2009, Pacifco was released from any repayment obligation pursuant to the Share Transfer Agreement disclosed in Note 10.

D – Accrued Officer Compensation
The Company has executed service agreements with its Director and Officers, whereby these individuals will perform management functions on the Company’s behalf.  The Secretary is to receive $4,000 monthly compensation for the 15-month period of October 2008 through December 2009.  The President and sole Director is to receive $3,000 monthly compensation for the 13-month period of December 2008 to December 2009, with a 100,000 share stock bonus to be granted at the end of the contract term if he performs his contracted duties for a period of 6 months of more.   For duties less than 12 months, but greater than 6 months, the stock bonus shall be prorated at 8,333 shares per full calendar month.

Trilliant Exploration Corporation

Notes to Consolidated Financial Statements (unaudited)
Three Months Ended March 31, 2009 and 2008

NOTE 6- RELATED PARTY TRANSACTIONS (CONT’D)

D – Accrued Officer Compensation (cont’d)
Pursuant to SFAS No. 123R, “Stock Based Compensation,” the bonus was valued on the grant date using the Black-Scholes Options Pricing model.   The risk-free interest rate is based on the U.S. Treasury rates at the date of grant. Expected volatility is based on the historical volatility of the Company’s stock. The Black Scholes valuation was derived based on the bonus term of one year as expected life, the stock price of $.75, assuming a risk-free interest rate between 4% and 5% per annum, and zero volatility, dividend yield, and forfeiture rate. The resulting total fair value of the bonus on the grant date was $75,000, which the Company is recognizing as compensation expense ratably over the term of the management agreement.  The Company recognized $86,292 in compensation expense with these individuals during 2009, including $67,292 in accrued stock bonus compensation during the three months ended March 31, 2009.  Accrued compensation under these agreements totaled $71,057 on March 31, 2009.

E – Bonds Payable, Convertible & Secured
On October 15, 2008, the Company issued $1,300,000 in convertible secured bonds to a stockholder for net proceeds of $1,235,356 (including two months of prepaid interest totaling $19,500 retained by the stockholder that was amortized to interest expense by December 31, 2008).  The bonds bear interest of 9% and mature (if not converted) on October 15, 2010.  Upon default, the interest rate is increased to 18%.  The stockholder incurred bond issuance costs of $64,644, which are being amortized to interest expense on a straight-line basis over the term of the bond.  The carrying amount of the bond issuance costs at March  31, 2009 was $51,084, net of $6,130 in amortization for the three months ended March 31, 2009 and prior period amortization.  Interest payments are made mid-month, resulting in bond interest payable of $4,875 at March 31, 2009, and bond interest expense of $29,250 for the three months ended March 31, 2009.

The bonds have an optional conversion feature whereby the stockholder is entitled to convert the bonds and accrued interest at any time based on the lesser of the stock price on the bonds’ inception (the ‘Fixed Price,’ which was determined to be $.75 per share) or the lowest daily closing volume weighted average price during the five days preceding conversion.  If the common stock price drops below the Fixed Price, the Company has the option to redeem the bonds, provided it pays a 16% redemption premium on the amount redeemed.  If the bonds are not converted, the Company is required to make interest-only payments for a period of one year following the bonds’ inception.  Thereafter, the Company shall continue making monthly interest payments, in addition to quarterly principal payments of $325,000 and quarterly 16% redemption premium payments that amount to $52,000 per quarter ($208,000 total).  Due to the contingent nature of the conversion price, no beneficial conversion feature was noted.

Trilliant Exploration Corporation

Notes to Consolidated Financial Statements (unaudited)
Three Months Ended March 31, 2009 and 2008

NOTE 7 - PREPAID EXPENSE

On October 21, 2008, the Company entered into a consulting agreement, whereby the consultant would assist the Company with various aspects of the Company's merger and acquisition activities.  Upon the agreement’s inception, the Company paid the consultant a non-refundable fee of $100,000 for services to be rendered for the six-month period of October 21, 2008 through April 21, 2009, resulting in consulting expense of $38,000 for 2008 and a prepaid expense of $62,000 at December 31, 2008.  The prepaid will be amortized ratably during 2009 over the remainder of the agreement term.  If at any point prior to the end of the contract term the consultant defaults, any unamortized portion of the prepaid will be expensed immediately.  The Company expensed $49,950 during the three months ended March 31, 2009, resulting in a balance of $12,050 as of March 31, 2009.

NOTE 8 - GOING CONCERN

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has accumulated an operating deficit since its inception, but through acquisition during the current quarter has emerged from the pre-exploration stage.  The acquisition of MuluncayGoldCorp and properties from Minera del Pacifico substantially increased the Company’s liabilities. These items raise substantial doubt about the Company’s ability to continue as a going concern.  In view of these matters, realization of the assets of the Company is dependent upon the Company’s ability to meet its financial requirements through equity financing, borrowing, and the success of future operations.  These financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 9 - SUBSEQUENT EVENTS

On January 5, 2009, pursuant to a Loan Agreement and Note, the Company secured a $275,000 loan with Charms Investments, LTD (“Charms”), a minority stockholder of the Company, and in April 2009, the Company and Charms executed an amendment to the  Loan Agreement whereby the Company secured an additional $75,000 from Charms (Note 6A).

In May and June 2009, the Company issued 184,000 shares of restricted common stock to four independent investors at $.25 per share for $46,000 cash.

Trilliant Exploration Corporation

Notes to Consolidated Financial Statements (unaudited)
Three Months Ended March 31, 2009 and 2008

NOTE 9 - SUBSEQUENT EVENTS (CONT’D)

On April 30, 2009, the Company entered into a securities purchase agreement whereby Trafalgar Capital Specialized Investment Fund (FIS), a major stockholder of the Company, purchased $300,000 of secured convertible redeemable bonds.  The bonds mature on October 30, 2010 (eighteen months from date of closing).  The bonds pay 9% interest compounded monthly and the first two interest payments are paid in advance at closing.  The principal and interest on the bonds are convertible into common shares valued at the lower of the 5 (five) day volume weighted average prior to conversion and a 15% discount of the lowest daily closing of the volume weighted average after the conversion date.  Additionally, the conversion is limited to a maximum of 9.99% of common share ownership which as of March 31, 2009 is 9,184,806 shares.  Optional early redemption by the Company carries a premium of 16% on the outstanding balance of principal and interest owed.   Terms of the agreement include a $30,000 loan commitment fee payable at closing to FIS, and  issuance of 1,000,000 shares of the Company’s common stock as a finder’s fee to Charms Investments, a minority stockholder of the Company.  The Company intends to use the funds to increase production of its mines and payments on property liabilities.

NOTE 10 – BUSINESS COMBINATIONS

On March 30, 2009, Trilliant Exploration Corp. (Trilliant) acquired MuluncayGoldCorp S.A. (an Ecuadorian Company) (Muluncay), and additional properties, from Minera del Pacifico (Pacifico) pursuant to a Share Transfer Agreement (STA).  Muluncay is engaged primarily in mon-metallic mining operations, such as the extraction and sale of gold and silver ores.  Muluncay also extracts and sells  rock, sand, and gravel.  Trilliant acquired 100% of the voting equity interest in Muluncay, as well as the assets and liabilities. In addition, Trilliant acquired six properties from Pacifico. The purchase price for the assets was $3,600,000 payable via a note payable to be paid in installments (discussed below) with interest on the outstanding balance.  The Company is also required to make an additional investment of $1,800,000 to further the development of its existing and acquired properties.

The primary reason for the acquisition was to provide cash-flow through Muluncay’s mining operation, while upgrading the facilities to comply with the 100 ton/day minimum operations required by Ecuador’s new mining laws.  By exploiting existing relationships of Muluncay’s existing management team, the Company expects its presence to lead to acquisitions of other operating mining companies which are unable to comply with the new 100 ton/day requirements.

Trilliant Exploration Corporation

Notes to Consolidated Financial Statements (unaudited)
Three Months Ended March 31, 2009 and 2008

NOTE 10 – BUSINESS COMBINATIONS (CONT’D)

Goodwill represents expected synergies from the merger of operations and intangible assets that do not qualify for separate recognition, such as mining properties without proven reserves. Expected synergies from the acquisition of Muluncay include providing Trilliant the ability to acquire other mining operations in Ecuador.  Many of the operating gold mines in Ecuador are not expected to meet 100 tons/day minimum operations as required by Ecuador mining law.  As the 100 ton/day deadline of February 2010 draws near, more acquisition candidates are expected to become available.

Goodwill also includes the value of the mining potential of the Mari Jane and Jaceth Ethan mines.  At the time of purchase, a complete feasibility study of proven reserves for all mines acquired was not performed.  SFAS 141R requires proven mineral rights to be capitalized and recorded separately from goodwill.  Management is unable to determine mineral rights for lack of a comprehensive feasibility study.  As such, mineral rights and goodwill cannot be separately recorded.  Management believes that while the Mari Jane and Jaceth Ethan mines are already producing gold, they have the potential for greater production.   Management is unable to distinguish the value of the gold producing potential of these assets separately, and collectively includes these in goodwill.

The purchase of Muluncay lead to the acquisition of 7 properties which includes 6 mines and 1 plant for processing ore.  These are

1.	Mari Jane Plant
2.	Mari Jane Mine
3.	Jaceth Ethan Mine, also known as Jacob Ethan or El Aguacate
4.	La Chonta & Los Quiendes
5.	Naranjito
6.	Seňor de la Divina Justica
7.	Las Cańas

Of these properties, only Las Canas is freely transferable at time of purchase and was wholly owned by Muluncay.  All remaining properties were held by Minera del Pacifico and were under mortgage.  Ecuadorian law allows for the transfer or rights, but not ownership until existing mortgage balances are paid in full. As such, mortgages totaling $604,161 were assumed by Trilliant.  Of this amount, $495,828 is due within the next twelve months, with the remainder due by September 13, 2010.

Trilliant Exploration Corporation

Notes to Consolidated Financial Statements (unaudited)
Three Months Ended March 31, 2009 and 2008

NOTE 10 – BUSINESS COMBINATIONS (CONT’D)

Payment of the $3.6 Million purchase price is contingent upon Muluncay reaching production of 400 tons/day.  If this threshold is not achieved, the note is not payable, and title to Muluncay’s net assets remains with Trilliant.  As such, the liability (and resulting asset) will not be recorded until the production threshold is reached.  A value of $2,000,000 was assigned to the acquired plant, and $16,000 assigned to the land where the plant is situated.  These items netted with the other assets and liabilities acquired resulted in goodwill of $340,221. The transaction included various adjustments, such as  the elimination of $1,195,000 notes receivable and $37,538 of interest receivable from Minera del Pacifico (MDP) (Note 6B), which were abolished pursuant to the terms of the STA.

Additional assets acquired or liabilities assumed include the following: $140,433 in customer receivables, foreign tax credits of $64,343, and fixed assets of $97,382. In addition to the mortgages discussed previously, the Company assumed supplier payables totaling $68,620, foreign tax liabilities of $179,135, payroll liabilities of $8,090 (including related tax obligation), and local and intangible tax obligations of $13,351.  The Company assumed obligations payable to a principal stockholder of Pacifico in the amount of $515,170, and unearned income of $38,000.  In addition, Ecuadorian law requires that 10% of annual liquid profit be set aside in a legal reserve fund, at the time of acquisition this amounted to $210 and is recorded as such in the Stockholders’ Deficit section of the balance sheet.

The $3.6 Million contingent note payable to Pacifico bears interest of 4.5% per annum, and is payable upon achievement of 400 tons per day (Minimum Operations).  Beginning 30 days from the date of first reaching Minimum Operations, the Company shall make four (4) quarterly payments to the Pacifico of $200,000 each.  After making the first four quarterly payments, the Company shall continue to make quarterly payments in the minimum amount of $300,000 each until all principal and interest is fully paid.

All costs are recorded at fair value or historical costs which are considered to be fair value at the time of acquisition.  Management is unable to provide a range of possible estimates in accordance with SFAS 141R.  While management has examined various possible outcomes of the business combination, several uncontrollable factors such as gold prices, proven reserves, political environment of Ecuador, labor relations, and various other economic factors make it impracticable  for management to reasonably present information without providing potentially misleading information.  All amounts are expected to be collected or paid.

SFAS No. 142 requires a firm to determine goodwill and test for impairment regularly.  At this time, the Company’s management does not believe the recorded goodwill is impaired.

Trilliant Exploration Corporation

Notes to Consolidated Financial Statements (unaudited)
Three Months Ended March 31, 2009 and 2008

NOTE 10 – BUSINESS COMBINATIONS (CONT’D)

In addition to the above notes on business combinations, the Company has prepared Proforma statements as required by Regulation S-X which are as follows.

Trilliant Exploration Corporation
Pro Forma Balance Sheets
As of December 31, 2008 (unaudited)

	Muluncay	Trilliant	Proforma		Proforma
	Gold	Exploration	Combining		Combined
	Corp.	Corp.	Adjustments		Totals
ASSETS
Current Assets
Cash & cash equivalents	$77,485	$179,223	$-		$256,708
Accounts receivable trade	64,276	40	-		64,316
Other Current Assets	-	-	-		-
Foreign tax credits	-	-	-		-
Prepaid expenses	-	62,000	-		62,000
Total Current Assets	141,761	41,263	-		383,024
Property, Plant, and Equipment
Land	-	-	16,000	(a)	16,000
Plant and Equipment	102,009	-	2,000,000	(a)	2,102,009
Accumulated depreciation	(18,360)	-	(254,844)	(a)	(273,204)
Net Property, Plant, and Equipment	83,649	-	1,761,156		1,844,805
Other Assets
Goodwill	-	-	340,221	(e)	340,221
Mine concessions	50,000	-	(50,000)	(b)	-
Notes receivable - related party	2,118,677	990,000	(3,108,677)	(c)	-
Interest receivable	-	14,904	(14,904)	(c)	-
Other assets	5,472	-	-		5,472
Bond issue costs - related party	-	57,214	-		57,214
Deposits	-	2,400	-		2,400
Total Other Assets	2,174,149	1,064,518	(2,833,360)		405,307
TOTAL ASSETS	$2,399,559	$1,305,781	$(1,072,204)		$2,633,136

Trilliant Exploration Corporation

Notes to Consolidated Financial Statements (unaudited)
Three Months Ended March 31, 2009 and 2008

NOTE 10 – BUSINESS COMBINATIONS (CONT’D)

Trilliant Exploration Corporation
Pro Forma Balance Sheets (cont’d)
As of December 31, 2008 (unaudited)

	Muluncay	Trilliant	Proforma		Proforma
	Gold	Exploration	Combining		Combined
	Corp.	Corp.	Adjustments		Totals
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable	$92,681	$2,657	$-		$95,338
Convertible notes payable – rel. party	-	90,000	-		90,000
Accrued interest, conv. notes payable - rel. party	-	4,875	-		4,875
Short-term notes payable - related party	-	32,495	-		32,495
Accrued officer compensation	3,509	3,125	-		6,634
Foreign federal tax liabilities	173,855	-	-		173,855
Other current liabilities	171,017	-	-		171,017
Accrued interest - mortgages	-	-	37,710	(a)	37,710
Mortgages payable, current portion	-	-	330,565	(a)	330,565
Total Current Liabilities	441,062	133,152	368,275		942,489
Long-term Liabilities
Bonds payable, conv. and secured - related party	-	1,300,000	-		1,300,000
Notes payable - related party, long-term	1,926,955	-	(929,535)	(a)	997,420
Mortgages payable, long-term	-	-	314,324	(a)	314,324
Total Long-term Liabilities	1,926,955	1,300,000	(615,211)		2,611,744
Total Liabilities	2,368,017	1,433,152	(246,936)		3,554,233
Stockholders' Deficit
Common stock	10,000	91,940	(10,000)	(d)	91,940
Additional paid-in capital	977,244	(23,190)	(954,054)	(d)	-
Legal reserve	52	-	-		52
Accumulated deficit	(955,754)	(196,121)	138,786	(d)	(1,013,089)
Total Stockholders' Deficit	31,542	(127,371)	(825,268)		(921,097)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,399,559	$1,305,781	$(1,072,204)		$2,633,136

Trilliant Exploration Corporation

Notes to Consolidated Financial Statements (unaudited)
Three Months Ended March 31, 2009 and 2008

NOTE 10 – BUSINESS COMBINATIONS (CONT’D)

Proforma Combining Adjustments
(a)
Allocation of purchase price to mining plant ($2,000,000) and land ($16,000) acquired in the Muluncay acquisition.  Depreciation of $254,844 was recorded on the plant as if placed in service during the entire year ended December 31, 2008.  In connection with these assets and additional uncapitalizable properties acquired in the acquisition, the Company assumed several mortgages that collectively totaled $644,889 at December 31, 2008 ($330,565 current, $314,324 long-term), plus accrued interest of $37,710.

(b)
As of December 31, 2008, the Caspach mining concession (purchased on January 29, 2008 by Muluncay for $50,000) had been revoked by the Ecuadorian government due to the inability of Muluncay to meet production requirements of 100 tons per day.  As Muluncay did not have legal title to the asset, it was not assumed by Trilliant in the acquisition and was thus eliminated in the proforma consolidation.

(c)
Each of these items reflects payables and receivables between Trilliant, Muluncay, and Minera del Pacifico.  The terms of the Share Transfer Agreement state that payables and receivables amongst these three parties are to be abolished.  Thus, these intercompany accounts were eliminated in the proforma consolidation.

(d)
Muluncay’s common stock of $10,000, additional paid-in capital of $977,244, and deficit accumulated prior to January 1, 2008 (earliest date presented) of $451,466 were eliminated in proforma consolidation to reflect the Company’s purchase of 100% voting interest in Muluncay. The company adjusted the common stock of MuluncayGoldCorp, 10,000 shares with a nominal value of $1 per share to Common Stock of Trilliant Exploration 10,000 shares at par for $10, and $9,990 of additional paid in capital.

(e)	The net of the fair market value of assets acquired and liabilities assumed in acquisition resulted in goodwill of $340,221.

Trilliant Exploration Corporation

Notes to Consolidated Financial Statements (unaudited)
Three Months Ended March 31, 2009 and 2008

NOTE 10 – BUSINESS COMBINATIONS (CONT’D)

Trilliant Exploration Corporation
Proforma Statements of Operations
As of December 31, 2008
(unaudited)

	Muluncay	Trilliant	Proforma		Proforma
	Gold	Exploration	Combining		Combined
	Corp.	Corp.	Adjustments		Totals
Revenues	$793,410	$-	$-		$793,410

Cost of Goods Sold
Production and supply costs	877,619	-	-		877,619
Depreciation expense	16,627	-	254,844	(a)	271,471
Total COGS	894,246	-	254,844		1,149,090

Gross Profit (Loss)	(100,836)	-	(254,844)		355,680)

Operating Expenses
General and administrative expenses	229,597	115,205	-		344,802
Total Operating Expenses	229,597	115,205	-		344,802

Other Income (Expense)
Interest income	-	14,904	-		14,904
Interest expense	-	(32,192)	(57,836)	(a)	(90,028)
Foreign currency loss		(9)			(9)
Total Other Income (Expense)	-	(17,297)	(57,836)		(75,133)
Net loss before income taxes	(330,433)	(132,502)	(312,680)		(775,615)
Income tax expense (foreign)	(173,855)	-	-		-
Net income	$(504,288)	$(132,502)	$(312,680)		$775,615)

Proforma Combining Adjustments
(a)
Depreciation of $254,844 was recorded on the plant as if placed in service during the entire year ended December 31, 2008.  In connection with these assets and additional uncapitalizable properties acquired in the acquisition, the Company assumed several mortgages that collectively totaled $644,889 at December 31, 2008 ($330,565 current, $314,324 long-term), plus accrued interest of $37,710.

Trilliant Exploration Corporation

Notes to Consolidated Financial Statements (unaudited)
Three Months Ended March 31, 2009 and 2008

NOTE 10 – BUSINESS COMBINATIONS (CONT’D)

Trilliant Exploration Corporation
Pro Forma Statements of Operations
Three Months Ended March 31, 2009
(unaudited)

	Muluncay	Trilliant	Proforma		Proforma
	Gold	Exploration	Combining		Combined
	Corp.	Corp.	Adjustments		Totals

Revenues	$340,204	$-	$-		$340,204

Cost of Goods Sold
Production and supply costs	101,161	-	-		101,161
Depreciation expense	5,838	5,838	62,500	(a)	74,177
Total Cost of Goods Sold	106,999	5,838	62,500		175,338

Gross Profit	233,205	(5,838)	(62,500)		164,866

Operating Expenses
General and administrative expenses	167,784	228,148	-		395,932
Total Operating Expenses	167,784	228,148	-		395,932

Net Income (Loss) from Operations	65,421	(233,986)	(62,500)		(231,066)

Other Income (Expense)
Other Income
Interest income	-	22,633	-		22,633
Interest expense	-	(39,922)	16,594	(a)	(23,328)
Miscellaneous other income	-	50	-		50
Total Other Income (Expense)	-	(17,239)	16,594		(17,239)

Net Income (Loss)	$65,421	$(251,225)	$(45,906)		$(248,305)

Proforma Combining Adjustments
(a)
Depreciation of $62,500 was recorded on the plant as if placed in service during the entire three months ended March 31, 2009.  In connection with these assets and additional uncapitalizable properties acquired in the acquisition, the Company assumed several mortgages that would have incurred interest expense of $16,594 during the three months ended March 31, 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is an overview of the important factors that management focuses on in evaluating our businesses, financial condition and operating performance and should be read in conjunction with the financial statements included in this Quarterly Report on Form 10-Q.  This discussion contains forward-looking statements that involve risks and uncertainties.  Actual results could differ materially from those anticipated in these forward looking statements as a result of any number of factors, including those set forth under the section entitled Risk Factors and elsewhere in this Quarterly Report on Form 10-Q.

Factors that may cause actual results, our performance or achievements, or industry results to differ materially from those contemplated by such forward-looking statements include without limitation, all written and oral forward-looking statements made in connection with this Quarterly Report on Form 10-Q that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

Overview
We were incorporated in the State of Nevada on December 29, 2003.  We have never declared bankruptcy, have never been in receivership, and never been involved in any legal action or proceedings.  Since becoming incorporated, we have not made any significant sale of assets, nor have we been involved in any mergers or consolidations.

Trilliant Exploration Corporation is engaged in the evaluation, acquisition, exploration, and advancement of mining projects.  During the 4th quarter of 2007, we began acquiring interests in mining properties. Beginning in October of 2008, we entered into an agreement to purchase an undivided 100% interest in Compania Minera MuluncayGoldCorp Corp S.A., an operating gold mining concession located in the Province of El Oro, southern Ecuador (hereinafter the “Muluncay Project,” also “MuluncayGoldCorp”).  Final consummation of the acquisition of the Muluncay Project occurred on March 30, 2009, as reported to the SEC and the Company’s stockholders in an 8-K filed on March 31, 2009.

Most of our revenue comes from the sale of refined gold in the international market. Mining operations at the Muluncay Project currently produce approximately 55 tons per day from two of the Muluncay mining properties; the Mary Jane Mine and the Jacob Ethan mine.  The ore is transported from the mine via 1-ton rail cars, fed into 3 Chilean Mills which feed into a cyanidation process and then to an activated carbon system. The gold is then processed into granules and melted, netting approximately 95-96% pure gold. The Chilean Mills are cleaned once a week and go through an amalgamation process which nets us on average 150-180 grams of pure gold weekly. The Muluncay Project has been averaging a total of approximately 4 kilos of gold per month.

A planned conversion to Ball Mill processing is expected to give the Muluncay Project a capacity of 50-60 tons per day and cut manpower costs. The ore will be fed initially into a crusher, then to a primary Ball Mill and from there to a secondary Ball Mill. From there it goes through a combination of hydro cyclone and flotation processes. The expected return from these processes is 98-99% pure gold. With the current size of the Ball Mills, MuluncayGoldCorp is expected to net approximately 6-7 kilos per month.

Currently, gold mined from the Muluncay Project is sold locally.  However, MuluncayGoldCorp has applied for an export license to enable the Company to sell its gold into the international market.  Pursuant to recently enacted Ecuador mining law, unstamped gold exports require payment of a 5% export tax.

Results of Operations

We have incurred net losses since inception of our operations.  We have never declared bankruptcy, have never been in receivership, and never been involved in any legal action or proceedings.  Since becoming incorporated we have not made any significant sale of assets.  We completed our first business acquisition on March 30, 2009.

At March, 31, 2009, our cash and cash equivalents were $60,142. For the three months ended March 31, 2008, we had no revenues, other income (interest) of $22,633, and incurred a net operating loss of $317,527, of which $89,379 is from the March 30 & 31, 2009 consolidation of MuluncayGoldCorp. Net cash provided by financing activities for the three months ended March 31, 2009 was $185,000 due to proceeds received from a convertible note payable entered into on January 5, 2009.  The accumulated deficit increased from $196,121 as of December 31, 2008, to $530,887 as of March 31, 2009, due to increases in general & administrative and interest costs primarily attributable to the Muluncay operations.   On March 31, 2009 and December 31, 2008, there were 91,940,000 common shares issued and outstanding.  There were no stock issuances during the three months ended March 31, 2009.

Our auditors have expressed the opinion in our audited financial statements for December 31, 2008, that there is substantial doubt about our ability to continue as a going concern. Please refer to Note 8 of our audited financial statements included in our Form 10-K.

Liquidity and Capital Resources
The following table presents selected financial information and statistics as of March 31, 2009 and December 31, 2008.
	March 31, 2009 (unaudited)	December 31, 2008
Cash, cash equivalents, and short-term investments	$60,142	$179,223
Accounts receivable, net	142,038	40
Working capital (deficit)	(1,536,411)	198,111

As of March 31, 2009, the Company had $60,142 in cash and cash equivalents, a decrease of $119,081 from December 31, 2008. The principal components of this net decrease were administrative costs and interest expense.

The Company believes its existing balances of cash and cash equivalents will not be sufficient to satisfy its working capital needs, capital expenditures, outstanding commitments, and other liquidity requirements associated with its existing operations over the next 12 months. In January 2009, pursuant to a Loan Agreement and Note, the Company secured a $275,000 loan with Charms Investments, LTD (“Charms”), a minority stockholder of the Company, and in April 2009, the Company and Charms executed an amendment to the Loan Agreement whereby the Company secured an additional $75,000 from Charms.  In May 2009, pursuant to a Securities Purchase Agreement, and Redeemable Debenture, which are attached to this Quarterly Report on Form 10-Q as Exhibit 10.1 and Exhibit 10.2, the Company secured a $300,000 convertible bond with a major stockholder, Trafalgar Capital Specialized Investment Fund.   Both instruments are convertible into shares of the Company’s common stock according to the terms outlined in their respective agreements.

Contractual Obligations

Contractual Obligations	Total	Less than one year	1 – 3 Years	3 – 5 Years	More than 5 Years
Convertible bonds payable (1)	$1,600,000		$1,600,000
Convertible notes payable (2)	$350,000	$350,000
Contingent purchase obligations (3)	$3,600,000		$1,800,000	$1,800,000
Loan payable – related party(4)	$515,170	$515,170
Mortgage payable (5)	$175,000	$125,000	$50,000
Mortgage payable (6)	$204,167	$145,834	$58,333
Mortgages payable (7)	$224,995	$224,995

Total	$6,669,332	$1,360,999	$3,508,333	$1,800,000	$ -

1. Trilliant Exploration issued convertible bond debenture of $1,300,000 on September 30, 2008 and $300,000 on April 27, 2009.  Interest accrues monthly at the rate of 9% APR and is payable monthly.  Principal is payable in full on September 30, 2010 via either cash payment or conversion into shares of the Compnay’s common stock pursuant to terms specified in the indenture.

2.  Trilliant entered into an agreement with Charms investments to obtain $350,000 of financing payable on or before January 5, 2010 in either stock or cash.  The note accrues interest at the rate of 8% and is convertible to shares of the Compnay’s common stock pursuant to terms specified in the agreement.

3.  On March 30, 2009, the Company acquired the Muluncay project pursuant to a Share Transfer Agreement for a $3.6 Million contingent note payable.  This installment purchase requires payments of $1,800,000 within 180 days of the effective date of the agreement (projected in March 2009).  The outstanding balance shall accrue interest at 4.5% per anum, and four quarterly payments of $200,000 shall begin once the Muluncay project reaches production of 400 tons per day.  After four quarterly payments, payments of $300,000 shall continue until all principal and interest is fully paid. IF REQUIRED PRODUCTION LEVELS ARE NEVER REACHED, THE COMPANY RETAINS OWNERSHIP OF MULUNCAY AND WILL NOT BE REQUIRED TO MAKE ANY PAYMENTS UNDER THE AGREEMENT.  UNCERTAINTY EXISTS REGARDING WHEN (OR IF) THE MINE WILL REACH PRODUCTION OF 400 TONS PER DAY; THEREFORE, WHEN PAYMENTS WILL BEGIN AND END FOR THIS PURCHASE OBLIGATION IS UNCERTAIN.

4.  MuluncayGoldCorp held a loan payable to a Minera del Pacifico Shareholder of $515,170, which the Company assumed in the Muluncay acquisition.  The firm expects, but is not required, to pay such loans in 2009.

5. Trilliant acquired a plant from Minera del Pacifico for processing of ore, which was under mortgage.  Under Ecuador law, Minera del Pacifico may not transfer the note or property until paid in full.  Under agreement Minera del Pacifico will make the required mortgage payments, or at the option of the Company, Trilliant will make payments directly.  The mortgage is non interest bearing and requires payments of $25,000 per quarter.  As of March 31, 2009, the outstanding balance was $175,000. Interest has been imputed at 12.5% based on local prevailing rates for similar debts.

6. Trilliant acquired 5 mines from Minera del Pacifico, which were under mortgage.  Under local law Minera del Pacifico may not transfer the note or property until paid in full.  Under agreement Minera del Pacifico will make the required mortgage payments, or at the option of the Company, Trilliant will make payments directly.  The mortgage is non interest bearing and requires payments of $29,167 per quarter.  As of March 31, 2009, the outstanding balance was $204,167. Interest has been imputed at 12.5% based on local prevailing rates for similar debts.

7. Trilliant acquired a sixth mine from Minera del Pacifico, which was under mortgage.  Under local law Minera del Pacifico may not transfer the note or property until paid in full.  Under agreement Minera del Pacifico will make the required mortgage payments, or at the option of the Company, Trilliant will make payments directly.  The mortgage is non interest bearing and requires payments of $45,000 per quarter.  As of March 31, 2009, the outstanding balance was $224,995. Interest has been imputed at 12.5% based on local prevailing rates for similar debts.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

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

Recently enacted Ecuadorian mining law requires the mining concession to produce 100 tons per day
Recent Ecuadorian mining law requires mining output in excess of what the Company’s mine currently produces.  While the Company expects to be fully compliant with Ecuador law within the window of time provided by such law, there is no guarantee that the Company will become compliant.  Failure of the Company to become compliant with Ecuador mining law within the prescribed time will be detrimental to the Company.

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

Failure to comply with applicable laws, regulations, and permitting requirements may result in enforcement actions, including orders issued by regulatory or judicial authorities, which may require operations to cease or be curtailed, or corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions.  Parties engaged in mining operations may be required to compensate those suffering loss or damage by reason of the mining activities and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations.

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

The value of common shares may be diluted due to the conversion of debentures and notes payable.

As of June 12, 2009, there were $1,600,000 of convertible debentures and $350,000 in convertible notes payable, which are convertible into common shares at a conversion price equal to the lesser of: (a) an amount equal to one hundred  percent (100%) of the Volume Weighted Average Price (“VWAP”) as quoted by Bloomberg L.P. on their respective grant dates, or (b) an amount equal to eighty-five percent (85%)  of the lowest daily closing VWAP as quoted by Bloomberg L.P. during the five (5) trading days immediately preceding the conversion date.  During the life of the debentures, the holders of such securities are given an opportunity to profit from a rise in the market price of common shares with a resulting dilution in the interest of the other shareholders.  The Company's ability to obtain additional financing during the period in which such rights are outstanding may be adversely affected and the existence of the rights may have an adverse effect on the market price of its common shares.  The holders of the debentures may exercise such securities at a time when the Company would be able to obtain needed capital by a new offering of securities on terms more favorable than those provided by the outstanding rights.  The increase in the number of the Company’s common shares in the market resulting from the exercise of such rights and the possibility of sales of such shares may have a depressive effect on the price of the Company’s common shares.  In addition, as a result of such additional common shares, the voting power of the Company's existing shareholders will be substantially diluted.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
10.1	Securities Purchase Agreement with Trafalgar*
10.2	Redeemable Debenture with Trafalgar*
31.1	Section 302 Certification of Chief Executive Officer*
31.2	Section 302 Certification of Chief Financial Officer*
32.1	Section 906 Certification of Chief Executive Officer*
32.2	Section 906 Certification of Chief Financial Officer*

*filed herewith
(1) Incorporated by reference to the Form SB-2 registration statement filed on October 31, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 12, 2009	TRILLIANT EXPLORATION CORPORATION

	By:	/s/ William R. Lieberman /s/
	Name:	William R. Lieberman
	Title:	President, Director, Principal Executive Officer