Form 10-Q
period 2009-06-30
TRILLIANT EXPLORATION CORP
filed 2009-08-14
CIK 1378948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2009

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

Yes  ☒                                                      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐                                                      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐
Accelerated Filer ☐
Non-accelerated filer ☐
Smaller reporting Company ☒

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐                                                      No ☒

There were 92,691,500 shares of Common Stock issued and 86,791,500 shares outstanding (considering 5,900,000 shares of treasury stock) as of August 14, 2009.

On this Form 10-Q quarterly report, the registrant, Trilliant Exploration Corporation, is hereinafter referred to as “Registrant,” or “we,” or “Company,” or “TTXP.”

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying condensed unaudited financial statements of Trilliant Exploration Corporation, a Nevada corporation, are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America.  These statements should be read in conjunction with the Company’s most recent annual financial statements for the year ended December 31, 2008 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on April 15, 2009.  In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments.  The results of operations presented in the accompanying condensed financial statements for the period ended June 30, 2009 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2009.

Trilliant Exploration Corporation
CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
For the Six Months Ended
June 30, 2009 and 2008

Trilliant Exploration Corporation
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Six Months Ended June 30, 2009

Page(s)

Consolidated Balance Sheets as of June 30, 2009 (unaudited) and
December 31, 2008	1-2

Consolidated Statements of Operations for the Three and
Six Months Ended June 30, 2009 and June 30, 2008 (unaudited)	3

Consolidated Statements of Cash Flows for the Six Months Ended
June 30, 2009 and June 30, 2008 (unaudited)	4-5

Notes to Consolidated Financial Statements (unaudited)	6-20

Trilliant Exploration Corporation
Consolidated Balance Sheets

	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$50,740	$179,223
Accounts receivable, trade	233,215	40
Other current assets	2,648	-
Foreign tax credits (Note 3)	66,281	-
Inventory (Note 2)	64,425	-
Stock subscriptions receivable (Note 4)	16,000	-
Prepaid expenses (Note 7)	4,549	62,000
Total Current Assets	437,858	241,263

Property, Plant, and Equipment (Note 10)
Land	16,000	-
Plant	2,000,000	-
Machinery and equipment	88,468	-
Computer equipment	614	-
Electrical equipment	10,476	-
Tools	4,351	-
Accumulated depreciation	(95,715)	-
Net Property, Plant, and Equipment	2,024,194	-

Other Assets
Goodwill (Note 10)	340,221	-
Notes receivable–related party (Note 6C)	-	990,000
Interest receivable, notes receivable–related party (Note 6C)	-	14,904
Bond issue costs, net–related party (Note 6E)	81,527	57,214
Deposits	3,159	2,400
Total Other Assets	424,907	1,064,518

TOTAL ASSETS	$2,886,959	$1,305,781

(continued)

Trilliant Exploration Corporation
Consolidated Balance Sheets (continued)

	June 30, 2009	December 31, 2008
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Cash drawn in excess of bank balance	$43,117	$-
Accounts payable	209,521	2,657
Convertible notes payable–related party, current (Note 6A)	350,000	-
Accrued interest, convertible bonds payable–related party (Note 6E)	4,875	4,875
Accrued interest, convertible notes payable–related party (Note 6A)	11,400	-
Short-term notes payable–related party (Note 6B)	550,265	32,495
Unearned income	12,500	-
Accrued officer compensation (Note 6D)	40,065	3,125
Foreign federal tax liabilities (Note 3)	187,444	-
Foreign payroll tax liabilities	25,559	-
Payroll liabilities	66,961	-
Other tax liabilities	12,980	-
Mortgages payable (Note 10)	544,100	-
Total Current Liabilities	2,058,787	43,152
Long-term Liabilities
Bonds payable, convertible and secured–related party (Note 6E)	1,600,000	1,300,000
Convertible notes payable–related party , long-term (Note 6B)	-	90,000
Total Long Term Liabilities	1,600,000	1,390,000
Total Liabilities	3,658,787	1,433,152
Stockholders’ Deficit
Preferred stock, par value $.001, 200,000,000 shares authorized,	10,200
10,200,000 shares issued and outstanding	-	-
Common stock, par value $.001, 1,000,000,000 shares authorized,
92,149,000 shares issued, 86,249,000 shares outstanding, June 30, 2009;
91,940,000 shares issued and outstanding, December 31, 2008	92,149	91,940
Additional paid-in capital	3,263,651	(23,190)
Stock subscription receivable (Note 4)	(6,250)
Legal reserve (Note 2)	210	-
Accumulated deficit	(886,788)	(196,121)
Total Stockholders’ Deficit (before treasury stock)	2,473,172	(127,371)
Treasury Stock (5,900,000 shares at $.55 per share) (Note 4)	(3,245,000)	-
Total Stockholders’ Deficit	(771,828)	(127,371)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,886,959	$1,305,781

The accompanying notes are an integral part of the unaudited financial statements.

Trilliant Exploration Corporation
Consolidated Statement of Operations
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenues
Gold sales	$174,145	$-	$174,145	$-

Cost of Goods Sold
Production expenses	139,260	-	149,272	-
Depreciation expense	69,492	-	95,664	-
Total COGS	208,752	-	244,936	-
Gross Profit (Loss)	(34,607)	-	(70,791)	-
Operating Expenses
Professional fees	111,035	6,120	244,893	17,232
Salaries and wages	52,883	-	183,933	-
Exploration costs	13,111	-	13,111	-
Other general & administrative expenses	52,174	(7,354)	68,609	7,852
Total Operating Expenses	229,203	(1,234)	510,546	25,084
Net Loss from Operations	(263,810)	1,234	(581,337)	(25,084)
Other Income (Expense)
Interest expense	(92,708)	(472)	(132,630)	(647)
Interest income	-	-	22,633	-
Miscellaneous other income	617	-	667	-
Total Other Income (Expense)	(92,091)	(472)	(109,330)	(647)
Net Income (Loss) Before Income Taxes	(355,901)	762	(690,667)	(25,731)
Provision for income taxes	-	-	-	-

Net Loss Applicable to Common Shares	$(355,901)	$762	$(690,667)	$(25,731)

Net Loss per Share (Basic and Diluted)	$(0.00)	$0.00	$(0.01)	$(0.00)

Weighted Average Number of Common Shares Outstanding (Basic)	92,008,798	105,494,946	91,979,000	105,830,110

Weighted Average Number of Common Shares Outstanding (Diluted)	93,266,560	105,494,946	94,806,726	105,830,110

The accompanying notes are an integral part of the unaudited financial statements.

Trilliant Exploration Corporation
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(690,667)	$(25,731)
Adjustments to reconcile net loss to net cash used in operations:
Amortization of bond issue costs – related party	16,831	-
Depreciation expense	95,715	-
Changes in operating assets and liabilities:		-
Increase in accounts receivable	(92,741)	-
Increase in interest receivable – related party	(22,633)	-
Increase in other assets	(159)	-
Increase in foreign tax credits	(1,938)	-
Decrease in prepaid expenses	57,451	-
Increase in inventory	(64,425)	-
Increase in deposits	(759)	-
Increase in accounts payable	138,244	13,773
Decrease in unearned revenue	(25,500)	-
Increase in accrued interest, short-term notes payable – related party	11,400	287
Increase in foreign tax liabilities	8,309	-
Increase in foreign payroll tax liabilities	21,955	-
Increase in payroll liabilities	58,871	-
Decrease in other tax liabilities	(371)	-
Increase in accrued officer compensation	36,940	-
Net Cash Used In Operating Activities	(453,477)	(11,671)
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash received in acquisition of subsidiary	2,009	-
Purchase of fixed assets	(6,527)	-
Payments on notes receivable – related party	(205,000)	-
Net Cash Used In Investing Activities	(209,518)	-

(continued)

Trilliant Exploration Corporation
Consolidated Statements of Cash Flows (continued)
(unaudited)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable – related party	$2,600	$10,000
Proceeds from convertible notes payable – related party	335,000	-
Payments made on convertible notes payable – related party	(75,000)	-
Net proceeds from convertible bonds payable – related party	258,856	-
Payments made on mortgages payable	(60,061)	-
Refunds paid for rescission of stock	-	(250)
Proceeds from sale of common stock	30,000	-
Increase in cash drawn in excess of bank balance	43,117	-
Net Cash Provided By Financing Activities	534,512	9,750
NET DECREASE IN CASH	(128,483)	(1921)
CASH AT BEGINNING OF PERIOD	179,223	2,331
CASH AT END OF PERIOD	$50,740	$410

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes	$-	$-
Interest	$132,630	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Net assets acquired in acquisition of subsidiary MuluncayGoldCorp.	$1,430,131	$-
10,200,000 shares of preferred stock issued at $.55 per share in exchange for repurchase of 5,900,000 shares of common stock at $.25 per share	$3,245,000	$-
Issuance of common stock for stock subscriptions receivable	$22,250	$-
Refunds owed to officers for stock rescission	$-	$1,000
Note and accrued interest – related party forgiven, applied to paid-in capital	$-	$10,287
Issuance of common stock for purchase of assets, subsequent rescission of stock and cancellation of purchase agreement	$-	$10,000

The accompanying notes are an integral part of the unaudited financial statements.

Trilliant Exploration Corporation
Notes to Consolidated Financial Statements (unaudited)
Six Months Ended June 30, 2009 and 2008
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

On March 30, 2009 (Date of Acquisition), Trilliant Exploration Corporation (the Parent) acquired a 100% interest in MuluncayGoldCorp (a Subsidiary), as disclosed in Note 10.   The transaction was accounted for as a purchase pursuant to SFAS No. 141R, “Business Combinations.’ On June 29, 2009 (Date of Formation), the Company established Trilliant Diamonds Limited (a Subsidiary), a private limited England and Wales Company, to facilitate the Company’s diamond exploration.  Trilliant Diamonds has no assets and has been inactive since formation.  The accompanying consolidated financial statements for the three months ended June 30, 2009 include the Subsidiaries’ activity from the Dates of Acquisition and Formation through June 30, 2009.  All historical financial statements are those of the Parent.  Intercompany transactions have been eliminated upon consolidation. The Parent and Subsidiaries are collectively referred to as “the Company.”

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
Six Months Ended June 30, 2009 and 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Cash and Cash Equivalents

Cash and cash equivalents consists principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase.  The Company had $50,740 and $179,223 in cash and cash equivalents as of June 30, 2009 and December 31, 2008, respectively.   Of these amounts, $50,252 and $179,223 was federally insured, and $487 and $0 was held in U.S. dollars in Ecuadorian banks at June 30, 2009 and December 31, 2008, respectively.

Legal Reserve

The Company records the Ecuadorian required legal reserve in the Stockholders’ Deficit section of the balance sheet.  Through acquisition, the Company acquired $210 of reserves for employee benefits.  Firms operating in Ecuador are required by law to set aside 10% of liquid profits in a legal reserve for the benefit of employees.  Such reserve must be set aside until the reserves reach 50% of liquid profits, which are equivalent to distributable net income under US GAAP.

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

Inventories

The Company normally carries no inventories. After extraction of raw aggregate, the Company outsources the extraction of minerals from aggregate which is immediately processed.  The cost of extraction is included in inventory.  Minerals obtained are then sold at the current market price.  As of June 30, 2009, extraction costs and aggregate inventory totaled $64,425.

Property, Plant, and Equipment

Property and equipment are stated at cost. Depreciation and amortization are determined using the straight-line method over estimated useful lives ranging from three to 8 years.

Trilliant Exploration Corporation
Notes to Consolidated Financial Statements (unaudited)
Six Months Ended June 30, 2009 and 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Goodwill and Other Intangibles

The Company acquired MuluncayGoldCorp. through a share purchase agreement (the Acquisition) (Note 10).  On March 30, 2009, the Company also acquired additional assets from Minera del Pacifico, including mines for which proven reserves have not been established and are therefore not capitalized.  The Acquisition resulted in $340,221 in goodwill that will be subject to periodic impairment testing in accordance with SFAS 142, “Goodwill and Other Intangible Assets.”  As of June 30, 2009, no impairment had been noted.  The Company possesses no other intangible assets, except as noted in Mineral Acquisition and Exploration listed above.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
BASIC
Net loss	$(355,901)	$(762)	$(690,667)	$(25,731)
Weighted average common shares outstanding	92,008,798	105,494,946	91,979,000	105,830,110
Net loss per share (Basic)	$(0.00)	$(0.00)	$(0.01)	$(0.00)
DILUTED
Net loss (Basic)	$(355,901)	$(762)	$(690,667)	$(25,731)
Convertible bond and note interest	38,292	-	69,857	-
Unamortized convertible bond issuance costs	(81,527)	-	(81,527)	-
Net loss (Diluted)	$(399,136)	$(762)	$(702,337)	$(25,731)
Weighted average common shares outstanding (Basic)	92,008,798	105,494,946	91,979,000	105,830,110
Convertible bonds and notes	1,257,762	-	1,156,204	-
Options and warrants	-	-	-	-
Weighted average common shares outstanding (Diluted)	93,266,560	105,494,946	94,806,726	105,830,110
Net loss per share (Diluted)	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Trilliant Exploration Corporation
Notes to Consolidated Financial Statements (unaudited)
Six Months Ended June 30, 2009 and 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Net Income or (Loss) Per Share of Common Stock

On June 30, 2009, the Company exchanged 5,900,000 shares of common stock held by Trafalgar Capital Specialized Investment Fund FIS (“Trafalgar”) (a significant stockholder of the Company) for 10,200,000 of designated Series 1 preferred stock, which is convertible to common stock based on the average closing price of the five days preceding conversion.  The 5,900,000 common shares were acquired at the June 30, 2009 closing price of $.55 and the preferred stock was issued at $1.00 per share.  The transaction resulted in treasury stock of $(3,245,000), and an increase to Additional Paid in Capital of $3,234,800.  The reduction of 5,900,000 common shares and potential conversion of the 10,200,000 preferred shares are NOT included in the Basic or Diluted weighted average common share outstanding calculation, as the transaction occurred on the final day of the reporting period and does not have a material impact on the weighted calculation.

Recently Issued Accounting Pronouncements

On June 29, 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” and in doing so, authorized the Codification as the sole source for authoritative U.S. GAAP.   SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.  Once it's effective, it will supersede all accounting standards in U.S. GAAP, aside from those issued by the SEC.  SFAS No. 168 replaces SFAS No. 162 to establish a new hierarchy of GAAP sources for non-governmental entities under the FASB Accounting Standards Codification.

On June 12, 2009, the FASB issued two statements that amended the guidance for off-balance-sheet accounting of financial instruments: SFAS No. 166, “Accounting for Transfers of Financial Assets,” and SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).”  SFAS No. 166 revises SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets, the FASB said. The statement eliminates the concept of a qualifying special-purpose entity, changes the requirements for the derecognition of financial assets, and calls upon sellers of the assets to make additional disclosures about them.

SFAS No. 167 amends FASB Interpretation (FIN) No. 46(R), “Consolidation of Variable Interest Entities,” by altering how a company determines when an entity that is insufficiently capitalized or not controlled through voting should be consolidated, the FASB said. A company has to determine whether it should provide consolidated reporting of an entity based upon the entity's purpose and design and the parent company's ability to direct the entity's actions. SFAS Nos. 166 and 167 will be effective at the start of the first fiscal year beginning after November 15, 2009, which will mean January 2010 for companies that are on calendar years.

Trilliant Exploration Corporation
Notes to Consolidated Financial Statements (unaudited)
Six Months Ended June 30, 2009 and 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Recently Issued Accounting Pronouncements (continued)

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165). The statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS No. 165 shall become effective June 15, 2009 for all subsequent reporting periods.

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

Operating loss carry-forwards of $886,788 generated since inception through June 30, 2009, will begin to expire in 2024.   Accordingly, deferred tax assets of $310,376 were completely offset by the valuation allowance, which increased by $241,733 and $9,006 during the six months ending June 30, 2009 and 2008, respectively, based on the U.S. Statutory rate of 35%.

Trilliant Exploration Corporation
Notes to Consolidated Financial Statements (unaudited)
Six Months Ended June 30, 2009 and 2008

NOTE 3 - PROVISION FOR INCOME TAXES (continued)

The Company accrues for and pays income tax on incomes derived in Ecuador. As of June 30, 2009, the Ecuadorian operations held $66,281 of income tax credits and $187,444 of income tax liabilities for a net liability of $135,999 payable. These tax assets and liabilities were acquired in the Muluncay acquisition (Note 10).

NOTE 4 – STOCKHOLDERS’ DEFICIT

Preferred Stock and Treasury Stock

On June 30, 2009, the Company issued to Trafalgar Capital Specialized Investment Fund FIS (“Trafalgar”) (a significant stockholder of the Company), 10,200,000 shares of designated Series I Preferred Stock (par value $.001), in exchange for 5,900,000 shares of the Company’s own common stock previously held by Trafalgar.  The 5,900,000 common shares were acquired at the June 30, 2009 closing price of $.55 and the preferred stock was issued at $1.00 per share.  The transaction was recorded using the Cost Method, resulting in treasury stock of $(3,245,000) and an increase to Additional Paid in Capital of $3,234,800.

Series I preferred stockholders do not receive interest or dividends separately from common stock shareholders.  Series I shall participate in dividends when and if declared in the same proportion as common stock shareholders.  Series I preferred stock is convertible into common shares at the lowest volume weighted average price of the common shares in the five days preceding conversion.

Common Stock

In May 2009, the Company issued 25,000 shares to an independent investor at $.25 per share for signing a letter of intent for funding.  As of June 30, 2009, the letter of intent had not yet been finalized and consideration for the stock had not yet been received, resulting in a stock subscription receivable of $6,250 reported in the stockholders’ deficit section of the balance sheet.

During June 2009, the Company sold to four independent investors 184,000 shares of common stock at a price of $.25 per share.  Of the $46,000 in cash proceeds, $16,000 was received by the Company in July 2009, resulting in a stock subscription receivable reported as a current asset at June 30, 2009.

The Company had 92,149,000 and 86,249,000 shares of common stock issued and outstanding, respectively (taking into consideration the 5,900,000 shares of treasury stock) at June 30, 2009 and 91,940,000 shares of common stock issued and outstanding at December 31, 2008.  The Company’s common stock is thinly traded with a limited market.  As of June 30, 2009, the stock was trading at a market price of $.55 per share.

Trilliant Exploration Corporation
Notes to Consolidated Financial Statements (unaudited)
Six Months Ended June 30, 2009 and 2008

NOTE 5 - PURCHASE OF MINING CLAIMS

On March 30, 2009 Trilliant Exploration acquired one mine held by MuluncayGoldCorp (Muluncay) and six other mining properties from Minera del Pacifico (Pacifico) (Note 10).     One claim identified as the Caspach mining region, originally purchased by Muluncay on January 29, 2008 for $50,000, was revoked on June 10, 2008 by the Ecuadorian government for failure to meet 100 ton per day production requirements. A legal appeal to reclaim the concession has been made.

NOTE 6- RELATED PARTY TRANSACTIONS

A – Convertible Notes Payable

The Company has entered into multiple convertible notes payable agreements with an investment firm that is also a minority stockholder of the Company.  Each note carries a separately dated promissory note that bears interest of 8% and is payable on or before June 23, 2010, with each funding due one year from original date of receipt.  Accrued interest and interest expense as of and for the six months ended June 30, 2009 totaled $11,400 and $6,857, respectively.  Principal and interest are convertible at the option of the note-holder into shares of the Company’s common stock at the rate of 80% of the average of the five daily volume weighted average price preceding the conversion date.  Due to the contingent nature of the conversion price, no beneficial conversion feature was noted.

The convertible promissory notes with the investment firm are summarized as follows:

Loan No.	Amount	Date	Maturity	Interest Rate
1	$90,000	12/31/2008	1/5/2010	8.00%
2	100,000	1/16/2009	1/5/2010	8.00%
3	50,000	1/23/2009	1/5/2010	8.00%
4	25,000	2/2/2009	1/5/2010	8.00%
5	10,000	3/9/2009	1/5/2010	8.00%
6	50,000	4/8/2009	4/8/2010	8.00%
7	75,000	4/27/2009	4/27/2010	8.00%
7	(75,000)	5/29/2009
8	25,000	6/23/2009	6/23/2010	8.00%
Balance, June 30, 2009	$350,000

In addition to the above convertible notes payable, the Company entered into additional convertible notes payable totaling $120,000 with the investment firm since the end of the reporting period (Note 9A).

Trilliant Exploration Corporation
Notes to Consolidated Financial Statements (unaudited)
Six Months Ended June 30, 2009 and 2008

NOTE 6- RELATED PARTY TRANSACTIONS (continued)

B – Short-Term Notes Payable

The Company has borrowed funds from stockholders for working capital purposes from time to time.  The loans are non-interest bearing.  They are payable on demand and, consequently, reported as current liabilities.  The Company has received $40,414 in advances since inception and made repayments of $7,019 in cash, resulting in a payable balance of $33,395 as of June 30, 2009.

The principal stockholder of Minera del Pacifico (Pacifico), a 33% stockholder of the Company, advances funds to MuluncayGoldCorp as needed, and the Company acquired a demand payable to an individual in the amount of $515,170 in the purchase of Muluncay (Note 10). Since the purchase the company received an additional $1,700 from this individual, resulting in a payable balance of $516,870 at June 30, 2009.

Notes payable due to these related parties totaled $550,265 at June 30, 2009.  Interest of approximately $16,500 has been imputed and included in interest expense for the six months ended June 30, 2009.

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

Trilliant Exploration Corporation
Notes to Consolidated Financial Statements (unaudited)
Six Months Ended June 30, 2009 and 2008

NOTE 6- RELATED PARTY TRANSACTIONS (continued)

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

Pursuant to SFAS No. 123R, “Stock Based Compensation,” the bonus was valued on the grant date using the Black-Scholes Options Pricing model.   The risk-free interest rate is based on the U.S. Treasury rates at the date of grant. Expected volatility is based on the historical volatility of the Company’s stock. The Black Scholes valuation was derived based on the bonus term of one year as expected life, the stock price of $.75, assuming a risk-free interest rate between 4% and 5% per annum, and zero volatility, dividend yield, and forfeiture rate. The resulting total fair value of the bonus on the grant date was $75,000, which the Company is recognizing as compensation expense ratably over the term of the management agreement.  The Company has recognized $76,000 in compensation expense with these individuals during the six months ended June 30, 2009, including $36,000 in accrued stock bonus compensation.  Accrued compensation under these agreements totaled $40,065 on June 30, 2009.

E – Bonds Payable, Convertible & Secured

October 15, 2008 Bonds

On October 15, 2008, the Company issued $1,300,000 in convertible secured bonds to a stockholder for net proceeds of $1,235,356 (including two months of prepaid interest totaling $19,500 retained by the stockholder that was amortized to interest expense by December 31, 2008).  The bonds bear interest of 9% and mature (if not converted) on October 15, 2010.  Upon default, the interest rate is increased to 18%.  The stockholder incurred bond issuance costs of $64,644, which are being amortized to interest expense on a straight-line basis over the term of the bond.  The carrying amount of the bond issuance costs at June 30, 2009 and December 31, 2008 was $44,955 and $57,214, respectively, net of $19,689 and $7,430, respectively, in amortization.  Interest payments are made mid-month, resulting in bond interest payable of $4,875 at June 30, 2009.  Bond interest expense was $70,759 (including $12,259 in bond issuance cost amortization) for the six months ended June 30, 2009.

The bonds have an optional conversion feature whereby the stockholder is entitled to convert the bonds and accrued interest at any time based on the lesser of the stock price on the bonds’ inception (the ‘Fixed Price,’ which was determined to be $.61 per share) or the lowest daily closing volume weighted average price during the five days preceding conversion.

Trilliant Exploration Corporation
Notes to Consolidated Financial Statements (unaudited)
Six Months Ended June 30, 2009 and 2008

NOTE 6- RELATED PARTY TRANSACTIONS (continued)

E – Bonds Payable, Convertible & Secured (continued)

October 15, 2008 Bonds (continued)

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

April 30, 2009 Bonds

On April 30, 2009, the Company issued $300,000 in convertible secured bonds to a stockholder for net proceeds of $258,856 (including two months of prepaid interest totaling $4,500 retained by the stockholder that was amortized to interest expense by June 30, 2009).  The bonds bear interest of 9% and mature (if not converted) on October 31, 2010.  Upon default, the interest rate is increased to 18%.  The stockholder incurred bond issuance costs of $41,144, which are being amortized to interest expense on a straight-line basis over the term of the bond.  The carrying amount of the bond issuance costs at June 30, 2009 was $36,572, net of $4,572 in amortization for the six months ended June 30, 2009.  Interest payments are made at month-end, and bond interest expense was $9,072 (including $4,572 in bond issuance cost amortization) for the six months ended June 30, 2009.

The bonds have an optional conversion feature whereby the stockholder is entitled to convert the bonds and accrued interest at any time based on the lesser of the stock price on the bonds’ inception (the ‘Fixed Price,’ which was determined to be $.61 per share) or the lowest daily closing volume weighted average price during the five days preceding conversion.  If the common stock price drops below the Fixed Price, the Company has the option to redeem the bonds, provided it pays a 16% redemption premium on the amount redeemed.  If the bonds are not converted, the Company is required to make interest-only payments for a period of eighteen months following the bonds’ inception.  Thereafter, the Company shall continue making monthly interest payments, in addition to quarterly principal payments of $75,000 and quarterly 16% redemption premium payments that amount to $12,000 per quarter ($48,000 total).  Due to the contingent nature of the conversion price, no beneficial conversion feature was noted.

Trilliant Exploration Corporation
Notes to Consolidated Financial Statements (unaudited)
Six Months Ended June 30, 2009 and 2008

NOTE 7 - OTHER MATERIAL CONTRACTS

On October 21, 2008, the Company entered into a consulting agreement, whereby the consultant would assist the Company with various aspects of the Company's merger and acquisition activities.  Upon the agreement’s inception, the Company paid the consultant a non-refundable fee of $100,000 for services to be rendered for the six-month period of October 21, 2008 through April 21, 2009, resulting in consulting expense of $38,000 for 2008 and a prepaid expense of $62,000 at December 31, 2008.  The prepaid expense was amortized ratably during 2009 over the remainder of the agreement term.

In June 2009, the Company acquired a one year insurance policy with total premium of $20,760.  As of June 30, 2009 the initial payment of $5,760 was paid and $1,211 of the total premium has been amortized, resulting in a balance of $4,549 as of June 30, 2009.

On June 22, 2009, the Company entered into a consulting agreement, whereby the Consultant will promote the Company with brokers and potential investors.  The contract term is six months at $25,000 per month for total potential fees of $150,000.  Upon signing, the Company paid and immediately expensed $25,000 for the first month of service.  The Company may terminate the contract at any time without cause.

NOTE 8 - GOING CONCERN

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has accumulated an operating deficit since its inception, but through acquisition in March 2009 has emerged from the pre-exploration stage.  The acquisition of MuluncayGoldCorp and properties from Minera del Pacifico substantially increased the Company’s liabilities. These items raise substantial doubt about the Company’s ability to continue as a going concern.  In view of these matters, realization of the assets of the Company is dependent upon the Company’s ability to meet its financial requirements through equity financing, borrowing, and the success of future operations.  These financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 9 - SUBSEQUENT EVENTS

A – Related Party Loans

On July 1, 2009, the Company entered into a convertible note payable agreement with an investment firm that is also a minority stockholder of the Company, whereby the Company received $100,000.  The note bears interest of 8% and is payable on or before July 1, 2010.  On July 6, 2009, the Company entered into a convertible note payable agreement with the investment firm, whereby the Company received $20,000.  The note bears interest of 8% and is payable on or before July 6, 2010.  Principal and interest are convertible at the option of the note-holder into shares of the Company’s common stock at the rate of 80% of the average of the five daily volume weighted average price preceding the conversion date.

Trilliant Exploration Corporation
Notes to Consolidated Financial Statements (unaudited)
Six Months Ended June 30, 2009 and 2008

NOTE 9 - SUBSEQUENT EVENTS (continued)

B - Stock Purchase Agreement, AyapambaGold S.A.

On July 1, 2009 the Company acquired 799 of 800 shares of AyapampaGold S.A (AYA) at $1 per share for a purchase price of $799. AYA was formed approximately two years ago as a shell and has been inactive since inception. The Company acquired AYA to use as a holding company in Ecuador to facilitate future potential acquisitions, including those disclosed in Note 9C below.

C- Subsidiary Acquisition, Santa Fe Mining Corporation

On or about July 23, 2009, AyapampaGold S.A. (AYA) entered into a Share Purchase Agreement (SPA) to acquire the assets and liabilities of Santa Fe Mining Corporation (SFM). SFM is a gold processing company located in the El Oro Province of Ecuador. The total purchase price is expected to be $1,631,844.  Initial payment of $600,000 is required at execution of the purchase agreement.  Under terms of the agreement, SFM is required to use initial payment to satisfy any and all claims, liens, or encumbrances to title of any shares or assets to be acquired by AYA.  The remainder of the purchase price is payable in three installments of $343,948 due on or before each of the six months, twelve months, and eighteen months following the signing date.  The acquisition is expected to close in August 2009.

D- Investment Funding, Global Diamonds Resources PLC

On July 1, 2009, the Company entered into a convertible loan agreement under the laws of England and Wales for the price of ₤1,500,000. Based on the June 30, 2009 Interbank exchange rate of 1.6568, the loan is valued and recorded at $2,485,200.  The note bears interest of 12% and is payable on or before June 24, 2010.  The loan and interest are convertible into the Company’s common stock at $.45 per share.  Interest is accrued quarterly but may be paid at maturity on June 24, 2010.  Early payments must be in intervals of ₤100,000.

On July 1, 2009, Trilliant Diamonds (a wholly-owned subsidiary of the Company) used the funds to acquire 10,000,000 shares of Global Diamond Resources PLC at ₤ .15 per share for total purchase price of ₤1,500,000, representing a 10% ownership interest.  Global Diamond Resources is located in Gibraltar, Spain and primarily engages in diamond mining.

E – Common Stock Issuances

On various dates in July 2009, the Company sold to independent investors 40,000 shares of restricted common stock at $.25 per share for $10,000 cash.

On July 6, 2009, the Company issued to an independent investor 500,000 shares at $.25 per share.  The shares were valued at $125,000 and represented a deposit pursuant to a letter of intent for funding.  As of the date of this filing, the letter of intent had not yet been finalized and no consideration had been received by the Company for these shares.

On July 19, 2009, the Company issued to a consultant 2,500 shares at $.25 per share for services totaling $625.

Trilliant Exploration Corporation
Notes to Consolidated Financial Statements (unaudited)
Six Months Ended June 30, 2009 and 2008

F – Material Consulting Contract

On July 6, 2009 the Company entered into a consulting agreement, whereby the consultant will provide market awareness, business advisory, shareholder information, and public relations services to the Company.  Terms of the contract are one month of services at the rate of $20,000 per month, with an automatic renewal of one month of service at $20,000.

NOTE 10 – BUSINESS COMBINATION

On March 30, 2009, Trilliant Exploration Corp. (Trilliant) acquired MuluncayGoldCorp S.A. (an Ecuadorian Company) (Muluncay), and additional properties, from Minera del Pacifico (Pacifico) pursuant to a Share Transfer Agreement (STA).  Muluncay is engaged primarily in non-metallic mining operations, such as the extraction and sale of gold and silver ores.  Muluncay also extracts and sells rock, sand, and gravel.  Trilliant acquired 100% of the voting equity interest in Muluncay, as well as the assets and liabilities. In addition, Trilliant acquired six properties from Pacifico. A component of the purchase price for the assets was a $3,600,000 contingent note payable to be paid in installments (discussed below) with interest on the outstanding balance.  The Company is also required to make an additional investment of $1,800,000 to further the development of its existing and acquired properties.

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

Trilliant Exploration Corporation
Notes to Consolidated Financial Statements (unaudited)
Six Months Ended June 30, 2009 and 2008

NOTE 10 – BUSINESS COMBINATIONS (CONT’D)

The purchase of Muluncay lead to the acquisition of 7 properties which includes 6 mines and 1 plant for processing ore.  These are

1.	Mari Jane Plant

2.	Mari Jane Mine

3.	Jaceth Ethan Mine, also known as Jacob Ethan or El Aguacate

4.	La Chonta & Los Quiendes

5.	Naranjito

6.	Seňor de la Divina Justica

7.	Las Cańas

Of these properties, only Las Canas is freely transferable at time of purchase and was wholly owned by Muluncay.  All remaining properties were held by Minera del Pacifico and were under mortgage.  Ecuadorian law allows for the transfer or rights, but not ownership until existing mortgage balances are paid in full. As such, mortgages totaling $604,161 were assumed by the Company.  Since assumption of the mortgages, the Company has made $60,061 in principal payments, resulting in a June 30, 2009 balance of $544,100, all of which is payable by September 13, 2010.  The Company has classified the entire amount as current.

Payment of the $3.6 Million purchase price is contingent upon Muluncay reaching production of 400 tons/day.  If this threshold is not achieved, the note and interest are not payable, and title to Muluncay’s net assets remains with Trilliant.  As such, the liability (and resulting asset) will not be recorded until the production threshold is reached.  A value of $2,000,000 was assigned to the acquired plant, and $16,000 assigned to the land where the plant is situated.  These items netted with the other assets and liabilities acquired resulted in goodwill of $340,221. The transaction included various adjustments, such as  the elimination of $1,195,000 notes receivable and $37,538 of interest receivable from Minera del Pacifico (MDP) (Note 6B), which were abolished pursuant to the terms of the STA.

Additional assets acquired or liabilities assumed include, but are not limited to, the following: $140,433 in customer receivables, foreign tax credits of $64,343, and fixed assets of $97,382 (consisting primarily of machinery, computer, electrical, and tooling equipment). In addition to the mortgages discussed previously, the Company assumed supplier payables totaling $68,620, foreign tax liabilities of $179,135, payroll liabilities of $8,090 (including related tax obligation), and local and intangible tax obligations of $13,351.  The Company assumed obligations payable to a principal stockholder of Pacifico in the amount of $515,170, and unearned income of $38,000.  In addition, Ecuadorian law requires that 10% of annual liquid profit be set aside in a legal reserve fund, at the time of acquisition this amounted to $210 and is recorded as such in the Stockholders’ Deficit section of the balance sheet.

Trilliant Exploration Corporation
Notes to Consolidated Financial Statements (unaudited)
Six Months Ended June 30, 2009 and 2008

NOTE 10 – BUSINESS COMBINATIONS (CONT’D)

The $3.6 Million contingent note payable to Pacifico bears interest of 4.5% per annum, and is payable upon achievement of 400 tons per day (Minimum Operations).  Beginning 30 days from the date of first reaching Minimum Operations, the Company shall make four (4) quarterly payments to Pacifico of $200,000 each.  After making the first four quarterly payments, the Company shall continue to make quarterly payments in the minimum amount of $300,000 until all principal and interest is fully paid.

All acquired assets and liabilities were recorded at fair value.  Management is unable to provide a range of possible estimates in accordance with SFAS 141R.  While management has examined various possible outcomes of the business combination, several uncontrollable factors such as gold prices, proven reserves, political environment of Ecuador, labor relations, and various other economic factors make it impracticable  for management to reasonably present information without providing potentially misleading information.  All amounts are expected to be collected or paid.

SFAS No. 142 requires a firm to determine goodwill and test for impairment regularly. At this time, the Company’s management does not believe the recorded goodwill is impaired.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion is an overview of the important factors that management focuses on in evaluating our businesses, financial condition and operating performance and should be read in conjunction with the financial statements included in this Quarterly Report on Form 10-Q.  This discussion contains forward-looking statements that involve risks and uncertainties.  Actual results could differ materially from those anticipated in these forward looking statements as a result of any number of factors, including those set forth under the section entitled Risk Factorsand elsewhere in this Quarterly Report on Form 10-Q.

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

Overview

We were incorporated in the State of Nevada on December 29, 2003.  We have never declared bankruptcy, have never been in receivership, and never been involved in any legal action or proceedings.  Since becoming incorporated, we have not made any significant sale of assets, nor have we been involved in any mergers or consolidations.  We have, however, formed a wholly-owned subsidiary and acquired subsidiaries via share transfers and asset purchases.

Trilliant Exploration Corporation is engaged in the evaluation, acquisition, exploration, and advancement of mining projects.  During the 4th quarter of 2007, we began acquiring interests in mining properties. Beginning in October of 2008, we entered into an agreement to purchase an undivided 100% interest in Compania Minera MuluncayGoldCorp Corp S.A., an operating gold mining concession located in the Province of El Oro, southern Ecuador (hereinafter the “Muluncay Project,” also “MuluncayGoldCorp”).  Final consummation of the acquisition of the Muluncay Project occurred on March 30, 2009, as reported to the SEC and the Company’s stockholders in an 8-K filed on June 30, 2009.

On July 1, 2009, we acquired 799 of 800 shares of AyapampaGold S.A (AYA) at $1 per share for a purchase price of $799. AYA was formed approximately two years ago as a shell and has been inactive since inception. AYA was acquired to use as a holding company in Ecuador to facilitate future potential acquisitions.

On or about July 23, 2009, AYA entered into a Share Purchase Agreement (SPA) to acquire the assets and liabilities of Santa Fe Mining Corporation (SFM). SFM is a gold processing company located in the El Oro Province of Ecuador. The total purchase price is expected to be $1,631,844.  Initial payment of $600,000 is required at execution of the purchase agreement.  Under terms of the agreement, SFM is required to use initial payment to satisfy any and all claims, liens, or encumbrances to title of any shares or assets to be acquired by AYA.  The remainder of the purchase price is payable in three installments of $343,948 due on or before each of the six months, twelve months, and eighteen months following the signing date.  The acquisition is expected to close in August 2009.

Most of our revenue comes from the sale of refined gold in the international market. Mining operations at the Muluncay Project currently produce approximately 50 tons per day from two of the Muluncay mining properties; the Mary Jane Mine and the Jacob Ethan mine.  The ore is transported from the mine via 1-ton rail cars, fed into 3 Chilean Mills which feed into a cyanidation process and then to an activated carbon system. The gold is then processed into granules and melted, netting approximately 95-96% pure gold. The Chilean Mills are cleaned once a week and go through an amalgamation process which nets us on average 150-180 grams of pure gold weekly. The Muluncay Project has been averaging a total of approximately 4 kilos of gold per month.

A planned conversion to Ball Mill processing is expected to give the Muluncay Project a capacity of 50-60 tons per day and cut manpower costs. The ore will be fed initially into a crusher, then to a primary Ball Mill and from there to a secondary Ball Mill. From there the ore is processed through a combination of hydro cyclone and flotation processes. The expected return from these processes is 98-99% pure gold. With the current size of the Ball Mills, MuluncayGoldCorp is expected to net approximately 6-7 kilos per month.

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

At June 30, 2009, our cash and cash equivalents were $50,740. For the six months ended June 30, 2008, we had revenues of $174,145, interest income of $22,633, and incurred a net operating loss of $690,667. Net cash provided by financing activities for the six months ended June 30, 2009 of $534,512 was due primarily to net proceeds of $260,000 received from convertible notes payable entered into in April and June 2009, and $258,856 received from a $300,000 convertible bond payable entered into on April 30, 2009.  We also issued 120,000 shares of common stock for $30,000 cash. The accumulated deficit increased from $196,121 as of December 31, 2008, to $886,788 as of June 30, 2009, due to increases in general & administrative costs, salaries and wages, note and bond interest, and professional fees.   The orchestration and execution of our business acquisitions resulted in increased professional fees and the need for funding.  As such, during the six months ended June 30, 2009, we entered into various note and bond payable agreements to finance our acquisitions and Muluncay operations, which increased our interest expense.  In addition, we entered into management and consulting agreements with our officers and directors, which contributed to the increased salaries and wages.   On June 30, 2009, there were 92,149,000 and 86,249,000 shares of common stock issued and outstanding, respectively (taking into consideration the 5,900,000 shares of treasury stock we acquired during the current quarter).

Our auditors have expressed the opinion in our audited financial statements for December 31, 2008, that there is substantial doubt about our ability to continue as a going concern. Please refer to Note 8 of our audited financial statements included in our Form 10-K.

Liquidity and Capital Resources

The following table presents selected financial information and statistics as of June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
	(unaudited)

Cash and cash equivalents	$50,740	$179,223
Accounts receivable, net	233,215	40
Working capital (deficit)	(1,620,929)	198,111

As of June 30, 2009, the Company had $50,740 in cash and cash equivalents, a decrease of $128,483 from December 31, 2008. The principal components of this net decrease were administrative costs and interest expense.

The Company believes its existing balances of cash and cash equivalents will not be sufficient to satisfy its working capital needs, capital expenditures, outstanding commitments, and other liquidity requirements associated with its existing operations over the next 12 months. In January 2009, pursuant to a Loan Agreement and Note, the Company secured a $275,000 loan with Charms Investments, LTD (“Charms”), a minority stockholder of the Company, and in April 2009, the Company and Charms executed an amendment to the Loan Agreement whereby the Company secured an additional $75,000 from Charms.  In April 2009, pursuant to a Securities Purchase Agreement, and Redeemable Debenture, which are attached to this Quarterly Report on Form 10-Q as Exhibit 10.1 and Exhibit 10.2,  the Company secured a $300,000 convertible bond with a major stockholder, Trafalgar Capital Specialized Investment Fund.   Both instruments are convertible into shares of the Company’s common stock according to the terms outlined in their respective agreements.

Contractual Obligations as of June 30, 2009

Contractual Obligations	Total	Less than one year	1 – 3 Years	3 – 5 Years	More than 5 Years

Long Term Debt Obligations (1A)	$1,300,000	$-	$1,300,000	$-	$-
Long Term Debt Obligation (1B)	300,000	-	300,000	-	-
Notes payable (2)	350,000	350,000	-	-	-
Purchase Obligations (3)	3,600,000	-	1,800,000	$1,800,000	-
Loan payable(4)	516,870	516,870	-	-	-
Mortgage payable (5)	150,000	150,000	-	-	-
Mortgage payable (6)	175,000	175,000	-	-	-
Mortgages payable (7)	219,100	219,100	-	-	-
IR Pro 2.0 (8)	125,000	125,000	-	-	-
Camponi Insurance (9)	15,000	15,000	-	-	-
Reich Brothers (10)	-	-	-	-	-

Total	$6,750,970	$1,550,970	$3,400,000	$1,800,000	$-

1A. Trilliant Exploration entered into a bond debenture of $1,300,000 on September 30, 2008.  Interest accrues monthly at the rate of 9% APR and is payable monthly.  Principal is payable in full on September 30, 2010.
1B. Trilliant Exploration entered into a bond debenture of $300,000 on April 30, 2008.  Interest accrues monthly at the rate of 9% APR and is payable monthly.  Principal is payable in full on October 31, 2010.

2.  Trilliant entered into an arrangement with Charms investments to obtain $275,000 of financing payable on or before January 5, 2010.  The note accrues interest at the rate of 8%.  On April 29, 2009 the agreement was amended to increase amounts loaned to $350,000.  All amounts are payable on or before June 23, 2010.

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

4.  MuluncayGoldCorp held a loan payable to Shareholder of $515,170, which was assumed by Trilliant in the Muluncay acquisition.  We expect, but are not required, to pay such loans in 2009. Since assuming this liability, the balance has increased by $1,700, resulting in a total liability of $516,870.

5. Trilliant acquired a plant from Minera del Pacifico for processing of ore, which is under mortgage.  Under Ecuador law, Minera del Pacifico may not transfer the note or property until the mortgage is paid in full.  Under agreement, Minera del Pacifico will make the required mortgage payments, or at the option of the Company, Trilliant will make payments directly.  The mortgage is non-interest bearing and requires payments of $25,000 per quarter.  As of June 30, 2009, the outstanding balance was $150,000, and $50,000 was in arrears.

6. Trilliant acquired 5 mines from Minera del Pacifico, which were under mortgage.  Under Ecuador law, Minera del Pacifico may not transfer the note or property until the mortgages are paid in full.  Under agreement, Minera del Pacifico will make the required mortgage payments, or at the option of the Company, Trilliant will make payments directly.  The mortgage is non interest bearing and requires payments of $29,167 per quarter.  As of June 30, 2009, the outstanding balance was $175,000, and $58,334 was in arrears.

7. Trilliant acquired a sixth mine from Minera del Pacifico, which was under mortgage.  Under Ecuador law, Minera del Pacifico may not transfer the note or property until the mortgage is paid in full.  Under agreement, Minera del Pacifico will make the required mortgage payments, or at the option of the Company, Trilliant will make payments directly.  The mortgage is non interest bearing and requires payments of $45,000 per quarter.  As of June 30, 2009, the outstanding balance was $219,100, and $180,000 was in arrears.

8. On June 22, 2009, the Company entered into a marketing contract with IR Pro 2.0.  The contract is six months in duration at $25,000 per month, for total obligation of $150,000.   The first month payment of $25,000 was paid upon signing, resulting in a remaining obligation of $125,000.

9. On June 9, 2009 the Company purchased a Directors & Officers Liability insurance policy in the amount of $20,760 with $5,760 paid at signing.  The balance owed as of June 30, 2009 is $15,000.

10. On April 28, 2009 the Company entered into an introducing agreement in which Reich Brothers shall receive 10% of the gross investment by new shareholders brought to the Company by Reich Brothers.  While the Company has no current liabilities to Reich Brothers as of June 30, 2009, Management believes this to be a material obligation.  As of June 30, 2009 the Company has paid $4,600 in fees to Reich Brothers.

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

ITEM 1A.  RISK FACTORS

An investment in our common stock is speculative and involves a high degree of risk and uncertainty. You should carefully consider the risks described below, together with the other information contained in this form 10-Q, including the financial statements and notes thereto of our Company, before deciding to invest in our common stock. The risks described below are not the only ones facing our Company. Additional risks not presently known to us or that we presently consider immaterial may also adversely affect our Company. If any of the following risks occur, our business, financial condition and results of operations, and the value of our common stock could be materially and adversely affected.

Gold prices are volatile and there can be no assurance that a profitable market for gold will exist.

The gold mining industry is intensely competitive, and there is no assurance that, even if the Company discovers commercial quantities of gold mineral resources, a proftable market will exist for the sale of those resources.  There can be no assurance that gold prices will remain at such levels or be such that the Company can mine at a profit.  Factors beyond the Company's control may affect the marketability of any minerals discovered.  Gold prices are subject to volatile changes resulting from a variety of factors including international economic and political trends, expectations of inflation, global and regional supply and demand and consumption patterns, metal stock levels maintained by producers and others, the availability and cost of metal substitutes, currency exchange fluctuations, inflation rates, interest rates, speculative activities, and increased production due to improved mining and production methods.

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

As of August 14, 2009, there were $1,600,000 of convertible debentures and $350,000 in convertible notes payable, which are convertible into common shares at a conversion price equal to the lesser of: (a) an amount equal to one hundred  percent (100%) of the Volume Weighted Average Price (“VWAP”) as quoted by Bloomberg L.P. on their respective grant dates, or (b) an amount equal to eighty-five percent (85%)  of the lowest daily closing VWAP as quoted by Bloomberg L.P. during the five (5) trading days immediately preceding the conversion date.  During the life of the debentures, the holders of such securities are given an opportunity to profit from a rise in the market price of common shares with a resulting dilution in the interest of the other shareholders.  The Company's ability to obtain additional financing during the period in which such rights are outstanding may be adversely affected and the existence of the rights may have an adverse effect on the market price of its common shares.  The holders of the debentures may exercise such securities at a time when the Company would be able to obtain needed capital by a new offering of securities on terms more favorable than those provided by the outstanding rights.  The increase in the number of the Company’s common shares in the market resulting from the exercise of such rights and the possibility of sales of such shares may have a depressive effect on the price of the Company’s common shares.  In addition, as a result of such additional common shares, the voting power of the Company's existing shareholders will be substantially diluted.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 14, 2009, Trilliant issued 25,000 shares to Preston Ventures, LLC at $0.25 per share for signing a letter of intent for funding.  The shares were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securites Act of 1933.

On May 28, 2009, Trilliant sold to John Arthur Davis, a private accredited investor, 20,000 shares of common stock at $0.25 per share for cash totaling $5,000.  Also on May 28, 2009, Trilliant sold to Douglas Rotstein, a private accredited investor, 20,000 shares of common stock at $0.25 per share for cash totaling $5,000.  The shares were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securites Act of 1933.

On June 1, 2009, Trilliant sold to Johannes Schlichting, a private accredited investor, 64,000 shares of common stock at $0.25 per share for a stock subscription receivable totaling $16,000.  Cash for the shares was received by the Company on July 2, 2009.  The shares were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securites Act of 1933.

On June 5, 2009, Trilliant sold to Davfam Investments, LTD, a private accredited investor, 80,000 shares of common stock at $0.25 per shares for cash totaling $20,000.  The shares were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securites Act of 1933.

Management intends to use the proceeds to fund operations and current obligations.  There were no underwriters.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 29, 2009, at a Special Meeting of the stockholders, the following matters were voted on and approved by greater than 50% of the voting capital stock of Registrant.  46,237,430 votes, representing 50.2% of the voting capital stock of Registrant, were cast in favor of the following matters:

1.  The acquisition by Registrant of the assets of Santa Fe Mining S.A. for the total purchase price of One Million Six Hundred Thirty One Thousand Eight Hundred Forty Four U.S. Dollars ($1,631,844).

2.  The financing of the acquisition of Santa Fe Mining S.A.  through the issuance to Preston Ventures Emerging Opportunity Fund LP of One Million Five Hundred Thousand U.S. Dollars ($1,500,000) in convertible debentures and the issuance of Six Million (6,000,000) shares of the Company’s common stock at $0.25 per share.

3.  The formation of Trilliant Diamond Limited under the laws of England and Wales as a wholly owned subsidiary of Registrant.

4.  The purchase by Trilliant Diamond Limited of Ten Million (10,000,000) Shares of Global Diamond Resources PLC for the total purchase price of One Million Five Hundred Thousand Pounds Sterling (£1,500,000).

5.  The financing of the purchase of Global Diamond Resources shares through the issuance of debentures convertible into common stock of Registrant in the amount of One Million Five Hundred Thousand Pounds Sterling (£1,500,000).

6.  The retirement into treasury of Five Million Nine Hundred Thousand (5,900,000) shares of the Company’s Common Stock formerly owned by Trafalgar.

7.  The designation and issuance to Trafalgar of Ten Million Two Hundred Thousand (10,200,000) shares of the Company’s Series I Preferred Stock.

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

August 14, 2009	TRILLIANT EXPLORATION CORPORATION

	By:	/s/ William R. Lieberman /s/
William R. Lieberman
President, Director, Principal Executive Officer