Form 10-Q
period 2009-09-30
TRILLIANT EXPLORATION CORP
filed 2009-11-17
CIK 1378948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2009

Commission File Number 333-138332

TRILLIANT EXPLORATION CORPORATION
(Name of registrant in its charter)

Nevada	20-0936313
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

545 Eighth Avenue, Suite 401
New York, NY 10018
(Address and telephone number of principal executive offices)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒    No   ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months ( or for such shorter period that the Registrant was required to submit and post such files).  Yes   ☐    No   ☐   Not required

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐    No   ☒

There were 93,031,500 shares of Common Stock issued and 87,131,500 shares outstanding (considering 5,900,000 shares of treasury stock) as of November 12, 2009.

On this Form 10-Q quarterly report, the registrant, Trilliant Exploration Corporation, is hereinafter referred to as “Registrant,” or “we,” or “Company,” or “TTXP.”

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying condensed unaudited financial statements of Trilliant Exploration Corporation, a Nevada corporation, are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America.  These statements should be read in conjunction with the Company’s most recent annual financial statements for the year ended December 31, 2008 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on April 15, 2009.  In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments.  The results of operations presented in the accompanying condensed financial statements for the period ended September 30, 2009 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2009.

Trilliant Exploration Corporation
CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
For the Three and Nine Months Ended
September 30, 2009 and 2008

Trilliant Exploration Corporation
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended September 30, 2009 and 2008

Financial Statements Index

Trilliant Exploration Corporation
Consolidated Balance Sheets

	September 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$3,219	$179,223
Accounts receivable	390,979	40
Other current assets	2,813	-
Foreign tax credits (Note 3)	41,000	-
Inventory (Note 2)	41,310	-
Prepaid expenses (Note 7)	4,752	62,000
Total Current Assets	484,073	241,263

Property, Plant, and Equipment (Note 10)
Land	16,000	-
Plant	1,915,809	-
Machinery and equipment	108,296	-
Computer equipment	614	-
Electrical equipment	10,476	-
Tools	4,351	-
Accumulated depreciation	(160,360)	-
Net Property, Plant, and Equipment	1,895,186	-

Other Assets
Investments (Note 11)	2,485,200	-
Goodwill (Note 10)	412,587	-
Notes receivable–related party (Note 6C)	-	990,000
Interest receivable, notes receivable–related party (Note 6C)	-	14,904
Bond issue costs, net–related party (Note 6E)	68,540	57,214
Deposits (Note 4)	127,511	2,400
Total Other Assets	3,093,838	1,064,518
TOTAL ASSETS	$5,473,097	$1,305,781

(continued)

Financial Statements Index

Trilliant Exploration Corporation
Consolidated Balance Sheets (continued)

	September 30, 2009	December 31, 2008
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable	$190,361	$2,657
Convertible notes payable, current (Note 11)	2,485,200	-
Convertible notes payable–related party, current (Note 6A)	665,000	-
Accrued interest, convertible notes payable (Note 11)	74,556	-
Accrued interest, convertible notes payable–related party (Note 6A)	22,463	-
Accrued interest, convertible bonds payable–related party (Note 6E)	17,454	4,875
Short-term notes payable–related party (Note 6B)	679,798	32,495
Unearned income	33,500	-
Accrued officer compensation (Note 6D)	57,125	3,125
Foreign federal tax liabilities (Note 3)	7,675	-
Foreign payroll tax liabilities	50,695	-
Payroll liabilities	119,340	-
Other tax liabilities	13,179	-
Mortgages payable net, current (Note 10)	507,212	-
Total Current Liabilities	4,923,558	43,152
Long-term Liabilities
Bonds payable, convertible and secured–related party (Note 6E)	1,600,000	1,300,000
Convertible notes payable–related party , long-term (Note 6A)	-	90,000
Total Long Term Liabilities	1,600,000	1,390,000
Total Liabilities	6,523,558	1,433,152

Stockholders’ Equity (Deficit)
Preferred stock, par value $.001, 200,000,000 shares
authorized, 10,200,000 and 0 shares issued and outstanding
at September 30, 2009 and December 31, 2008, respectively	10,200	-
Common stock, par value $.001, 1,000,000,000 shares
authorized; 93,031,500 shares issued, 87,131,500 shares
outstanding, September 30, 2009; 91,940,000 shares issued
and outstanding, December 31, 2008	93,032	91,940
Additional paid-in capital	10,437,269	(23,190)
Expenses prepaid with stock (Note 4)	(25,200)
Stock subscription receivable (Note 4)	(6,250)
Legal reserve (Note 2)	210	-
Accumulated deficit	(1,359,722)	(196,121)
Total Stockholder's Equity (before treasury stock)	9,149,539
Treasury stock (5,900,000 shares at $1.73 per share) (Note 4)	(10,200,000)	-
Total Stockholders’ Equity (Deficit)	(1,050,461)	(127,371)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$5,473,097	$1,305,781

The accompanying notes are an integral part of the unaudited financial statements.

Financial Statements Index

 Trilliant Exploration Corporation
Consolidated Statement of Operations
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenues
Gold sales	$135,050	$-	$309,195	$-
Gravel and sand sales	68,982	-	68,982	-
Other sales	1,697	-	1,697	-
Total Revenues	205,729	-	379,874	-

Cost of Goods Sold
Production expenses	141,583	-	290,855	-
Depreciation expense	64,363	-	160,027	-
Total Cost of Goods Sold	205,946	-	450,882	-
Gross Profit (Loss)	(217)	-	(71,008)	-

Operating Expenses
Professional fees	94,502	5,447	339,395	22,679
Salaries and wages	112,324	-	296,257	-
Exploration costs	16,929	-	30,040	-
General and administrative expenses	125,293	2,674	193,902	10,526
Total Operating Expenses	349,048	8,121	859,594	33,205

Net Loss from Operations	(349,265)	(8,121)	(930,602)	(33,205)

Other Income (Expense)
Interest expense	(123,669)	(27)	(256,299)	(674)
Interest income	-	-	22,633	-
Miscellaneous other income	-	-	667	-
Total Other Income (Expense)	(123,669)	(27)	(232,999)	(674)

Net Loss Applicable to Common Shares	$(472,934)	$(8,148)	$(1,163,601)	$(33,879)

Net Loss per Share (Basic)	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Number of Common
Shares Outstanding (Basic)	92,822,217	92,440,000	92,193,500	101,334,160

Net Loss (Diluted)	$(417,786)	$(8,148)	$(975,842)	$(33,879)

Net Loss per Share (Diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common
Shares Outstanding (Diluted)	224,867,460	92,440,000	224,238,743	101,334,160

The accompanying notes are an integral part of the unaudited financial statements.

Financial Statements Index

Trilliant Exploration Corporation
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,163,601)	$(33,879)
Adjustments to reconcile net loss to net cash used in operations:
Amortization of bond issue costs – related party	29,818	-
Amortization of debt discount	29,148	-
Depreciation	160,360	-
Issuance of common stock for services	23,800	-
Issuance of warrants for services	25,500	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(250,505)	-
Increase in inventory	(41,310)	-
Increase in interest receivable – related party	(22,633)	-
Increase in other current assets	(324)	-
Decrease in foreign tax credits	23,343	-
Decrease in prepaid expenses	57,248	-
Increase in deposits	(111)	-
Increase (decrease) in accounts payable	142,220	(3,172)
Increase in accrued interest, convertible bonds payable - related party	12,579	-
Increase in accrued interest, convertible notes payable - related party	22,463	-
Increase in accrued interest, convertible notes payable	74,556	-
Decrease in unearned income	(4,500)	-
Decrease in other tax liabilities	(172)	-
Decrease in foreign tax liabilities	(243,826)	-
Increase in foreign payroll tax liabilities	47,091	-
Increase in payroll liabilities	111,250	-
Increase in accrued officer compensation	54,000	-
Net Cash Used In Operating Activities	(913,606)	(37,051)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash received in acquisition of subsidiary	2,009	-
Purchase of property, plant, and equipment	(26,355)	-
Payments on notes receivable - related party	(205,000)	-
Net Cash Used In Investing Activities	(229,346)	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible bonds payable - related party	258,856	-
Proceeds from convertible notes payable - related party	650,000	-
Payments made on convertible notes payable - related party	(75,000)	-
Proceeds from notes payable - related party	132,133	42,088
Payments made on notes payable - related party	-	(5,000)
Principal payments on mortgages payable	(65,041)	-
Refunds paid for rescission of common stock	-	(1,250)
Net proceeds from sale of common stock	66,000	-
Net Cash Provided By Financing Activities	966,948	35,838
NET DECREASE IN CASH	(176,004)	(1,213)
CASH AT BEGINNING OF PERIOD	179,223	2,331
CASH AT END OF PERIOD	$3,219	$1,118

(continued)

Financial Statements Index

Trilliant Exploration Corporation
Consolidated Statements of Cash Flows (continued)
(unaudited)

	Nine Months Ended September 30,
	2009	2008

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid in cash	$-	$-
Interest paid in cash	$132,630	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Note and accrued interest – related party, forgiven and applied to
additional paid-in capital	$-	$10,287
Refunds owed to officers for stock rescission	$-	$1,000
500,000 shares of common stock issued at $.25 per share for deposit on
business acquisition	$125,000	$-
Purchase of stock investment with convertible note payable	$2,485,200	$-
Issuance of common stock for subscriptions receivable	$22,250	$-
10,200,000 shares of preferred stock issued at $1 per share in exchange
for repurchase of 5,900,000 shares of common stock at $1.73 per share	$10,200,000	$-
Net assets acquired with contingent note payable in acquisition of
subsidiary MuluncayGoldCorp.	$1,430,131	$-

The accompanying notes are an integral part of the unaudited financial statements.

Financial Statements Index

Trilliant Exploration Corporation
Notes to Consolidated Financial Statements (unaudited)
Three and Nine Months Ended September 30, 2009 and 2008

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

On March 30, 2009 (Date of Acquisition), Trilliant Exploration Corporation (the Parent) acquired a 100% interest in MuluncayGoldCorp (a Subsidiary) (Muluncay), as disclosed in Note 10.   The transaction was accounted for as a purchase pursuant to ASC Topic No. 805.  On June 29, 2009 (Date of Formation), the Company established and wholly-owns Trilliant Diamonds Limited (a Subsidiary) (Trilliant Diamonds), a private limited England and Wales Company, to facilitate the Company’s diamond exploration.  Trilliant Diamonds has been inactive since formation.  The only asset of Trilliant Diamonds is an investment in Global Diamond Resources (GDR), a Gibraltar, Spain entity. On July 1, 2009, Trilliant Diamonds acquired 10,000,000 shares of GDR, representing 3.2% of the outstanding shares of GDR stock, for $2,485,200.  The investment was obtained via issuance of a note payable in the amount of $2,485,200, as further disclosed in Note 11.

On July 1, 2009 the Company acquired 799 of 800 shares of AyapampaGold S.A (AYA) (a Subsidiary) at $1 per share for a purchase price of $799. AYA was formed in mid-2007 as a shell and has been inactive since inception. The Company acquired AYA to use as a holding company in Ecuador to facilitate future potential acquisitions.

The accompanying consolidated financial statements for the nine months ended September 30, 2009 include the Subsidiaries’ activity from the Dates of Acquisition and Formation through September 30, 2009.  All historical financial statements are those of the Parent.  Intercompany transactions have been eliminated upon consolidation. The Parent and Subsidiaries are collectively referred to as “the Company.”

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Exiting Development and Pre-Exploration Stage Company

The Company was considered to be in the pre-exploration stage and development stage company as defined in ASC Topic No. 915 and interpreted by the Securities and Exchange Commission for mining companies in Industry Guide 7.  During the reporting period, the Company acquired MuluncayGoldCorp., which devotes substantially all of its efforts to operation of existing mines.  Accordingly, the Company is no longer in the Development or Pre-Exploration stage.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  Significant estimates that may change in the near future include value of goodwill, impairment of long-lived assets acquired, and value of investments.

Financial Statements Index

Trilliant Exploration Corporation
Notes to Consolidated Financial Statements (unaudited)
Three and Nine Months Ended September 30, 2009 and 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Cash and Cash Equivalents

Cash and cash equivalents consists principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase.  The Company had $3,219 and $179,223 in cash and cash equivalents as of September 30, 2009 and December 31, 2008, respectively.   Of these amounts, $2,815 and $179,223 was federally insured, and $404 and $0 was held in U.S. dollars in an Ecuadorian cash fund at September 30, 2009 and December 31, 2008, respectively.

Legal Reserve

The Company records the Ecuadorian required legal reserve in the Stockholders’ Equity (Deficit) section of the balance sheet.  Through acquisition, the Company acquired $210 of reserves for employee benefits.  Firms operating in Ecuador are required by law to set aside 10% of liquid profits in a legal reserve for the benefit of employees.  Such reserve must be set aside until the reserves reach 50% of cumulative liquid profits, which are equivalent to distributable net income under US GAAP.

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

Inventories

The Company normally carries minimal inventories. After extraction of raw aggregate, the Company outsources the extraction of minerals from aggregate which is immediately processed.  The cost of extraction is included in inventory.  Minerals obtained are then sold at the current market price.  As of September 30, 2009, extraction costs and aggregate inventory totaled $41,310.

Property, Plant, and Equipment

Property and equipment are stated at cost. Depreciation and amortization are determined using the straight-line method over estimated useful lives ranging from three to 8 years.

Financial Statements Index

Trilliant Exploration Corporation
Notes to Consolidated Financial Statements (unaudited)
Three and Nine Months Ended September 30, 2009 and 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Goodwill and Other Intangibles

The Company acquired MuluncayGoldCorp. through a share purchase agreement (the Acquisition) (Note 10) on March 30, 2009.  The Company also acquired additional assets from Minera del Pacifico, including mines for which proven reserves have not been established and are therefore not capitalized.  The Acquisition resulted in $412,587 in goodwill that will be subject to periodic impairment testing in accordance with ASC Topic No. 350.  Upon acquisition, the Company reported Goodwill of 340,221.  In September 2009, the Company increased goodwill by $72,366 after Ecuadorian tax authorities reviewed Muluncay for the period ending 2008 and informed Muluncay they did not owe $72,366 in taxes that had been previously accrued.  Under terms of the purchase of Muluncay, Trilliant Exploration assumed all of Muluncay’s liabilities; the absence of the tax accrual would have increased Muluncay’s net assets thus resulting in the increased goodwill upon purchase.  Due to the contingent and estimable nature of the Ecuadorian tax liability, the change has been treated prospectively in the financial statements and does not require restatement of prior periods.  As of September 30, 2009, no impairment on goodwill had been estimated.  The Company possesses no other intangible assets.

Net Income or (Loss) Per Share of Common Stock

The Company has adopted ASC Topic No. 260 concerning earnings per share (EPS), which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  The reconciliation of unamortized convertible bond issuance costs and interest expense on convertible bonds and convertible notes payable to net income, and addition of shares assuming conversion of notes and bonds and exercise of warrants, resulted in a nominal antidilutive effect on loss per share.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
BASIC
Net loss	$(472,934)	$(8,148)	$(1,163,601)	$(33,878)
Weighted average common shares outstanding	92,822,217	92,430,756	92,193,500	92,440,000
Net loss per share (Basic)	$(0.01)	$(0.00)	$(0.01)	$(0.00)

DILUTED
Net loss (Basic)	$(472,934)	$(8,148)	$(1,163,601)	$(33,878)
Convertible bond and note interest	123,688	-	256,299	-
Unamortized convertible bond issuance costs	(68,540)	-	(68,540)	-
Net loss (Diluted)	$(417,786)	$(8,148)	$(975,842)	$(33,878)

Weighted average common shares outstanding (Basic)	92,822,217	92,440,000	92,193,500	101,334,160
Convertible preferred shares	103,238,866	-	103,238,866	-
Convertible bonds and notes	28,656,377	-	28,656,377	-
Options	-	-	-	-
Warrants	150,000	-	150,000	-
Weighted average common shares outstanding (Diluted)	224,867,460	92,440,000	224,238,743	101,334,160
Net loss per share (Diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Financial Statements Index

Trilliant Exploration Corporation
Notes to Consolidated Financial Statements (unaudited)
Three and Nine Months Ended September 30, 2009 and 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Net Income or (Loss) Per Share of Common Stock (CONT’D)

On June 30, 2009, the Company exchanged 5,900,000 shares of common stock held by Trafalgar Capital Specialized Investment Fund FIS (“Trafalgar”) (a significant stockholder of the Company) for 10,200,000 of designated Series I preferred stock, which is convertible to common stock based on the average closing price of the five days preceding conversion.  The 5,900,000 common shares were acquired at the $1.73 and the preferred stock was issued at $1.00 per share.  The transaction resulted in treasury stock of $10,200,000, and an increase to Additional Paid in Capital of $10,189,800.  The effects of this transaction have been included in the above dilution computation.

Recently Issued Accounting Pronouncements

In June 2009 the FASB established the Accounting Standards Codification ("Codification" or "ASC") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States ("GAAP"). Rules and interpretive releases of the Securities and Exchange Commission ("SEC") issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

Statement of Financial Accounting Standards ("SFAS") SFAS No. 165 (ASC Topic No. 855), "Subsequent Events," SFAS No. 166 (ASC Topic No. 810), "Accounting for Transfers of Financial Assets-an Amendment of FASB Statement No. 140," SFAS No. 167 (ASC Topic No. 810), "Amendments to FASB Interpretation No. 46(R)," and SFAS No. 168 (ASC Topic No. 105), "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162," were recently issued. SFAS No. 165, 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic No. 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-13 (ASC Topic No. 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic No. 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2009-15 which contain technical corrections to existing  guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

Currency Risk and Foreign Currency Translations

The functional currency of the Company is the United States Dollar (USD).  In accordance with ASC Topic No. 830, realized gains or losses on expenses incurred in denominations other than USD are recognized in earnings on the transaction date.  At such time as there are any foreign denominated assets or liabilities, the Company will report changes in valuation in a Statement of Other Comprehensive Income or (Loss) due to the changes in cumulative adjustments from foreign currency translation.   The Company has acquired mining interests in Ecuador due to the acquisition of MuluncayGoldCorp (Note 10).  Ecuador uses the USD as its official currency.

Financial Statements Index

Trilliant Exploration Corporation
Notes to Consolidated Financial Statements (unaudited)
Three and Nine Months Ended September 30, 2009 and 2008

NOTE 3 - PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income regardless of when reported for tax purposes.  Deferred taxes provided for under ASC Topic No. 740 give effect to the temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, and allowances based on the income taxes expected to be payable in future years.  Deferred tax assets arising as a result of net operating loss carry-forwards and foreign tax credit carry-forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods.

Operating loss carry-forwards of $1,359,722 generated since inception through September 30, 2009 will begin to expire in 2024.   Accordingly, deferred tax assets of approximately $476,000 were completely offset by the valuation allowance, which increased by approximately $407,000 and $12,000 during the nine months ending September 30, 2009 and 2008, respectively, based on the U.S. Statutory rate of 35%.

The Company accrues for and pays income tax on income derived in Ecuador. As of September 30, 2009, the Ecuadorian operations held $41,000 of income tax credits and $7,675 of income tax liabilities for a net credit of $33,325.  These tax assets and liabilities were acquired in the Muluncay acquisition (Note 10).

NOTE 4 – STOCKHOLDERS’ DEFICIT

Preferred Stock and Treasury Stock

On June 30, 2009, the Company issued to Trafalgar Capital Specialized Investment Fund FIS (“Trafalgar”) (a significant stockholder of the Company), 10,200,000 shares of designated Series I Preferred Stock (par value $.001), in exchange for 5,900,000 shares of the Company’s own common stock previously held by Trafalgar.  The 5,900,000 common shares were acquired at $1.73 per share and the preferred stock was issued at $1.00 per share.  The transaction was recorded using the Cost Method, resulting in treasury stock of $10,200,000 and an increase to Additional Paid in Capital of $10,189,800.

Series I preferred stockholders do not receive interest or dividends separately from common stock shareholders.  Series I shall participate in dividends when and if declared in the same proportion as common stock shareholders.  Series I preferred stock is convertible into common shares at the lowest volume weighted average price of the common shares in the five days preceding conversion.

Common Stock

In May 2009, the Company issued 25,000 shares to an independent investor at $.25 per share for signing a letter of intent for funding.  As of September 30, 2009, the letter of intent had not yet been finalized and consideration for the stock had not yet been received, resulting in a stock subscription receivable of $6,250 reported in the stockholders’ deficit section of the balance sheet.

During June 2009, the Company sold to four independent investors, 184,000 shares of common stock at a price of $.25 per share for $46,000 cash.

On July 20, 2009, the Company sold to independent investors 40,000 shares of restricted common stock at $.25 per share for $10,000 cash.

Financial Statements Index

Trilliant Exploration Corporation
Notes to Consolidated Financial Statements (unaudited)
Three and Nine Months Ended September 30, 2009 and 2008

NOTE 4 – STOCKHOLDERS’ DEFICIT (CONT’D)

Common Stock (CONT’D)

In July 2009, the Company issued an additional 500,000 shares of restricted stock to an independent investor at $.25 per share for signing a letter of intent for funding.  This established a deposit of $125,000 and additional paid in capital of $124,500.  As of September 30, 2009 the letter of intent had not yet been finalized and uncertainty exists in the ability of the investor to complete the transaction.  The Company retains the right and obligation of not lifting the restriction on the stock.

On July 20, 2009, the Company issued to a consultant 2,500 shares at $.40 per share for services totaling $1,000.

On August 5, 2009, the Company sold to an independent investor, 40,000 shares of common stock at a price of $.25 per share for $10,000.

On August 26, 2009, the Company issued to three consultants a total of 100,000 shares of common stock at $.18 per share ($18,000 value) and 150,000 warrants at $.17 per share ($25,500 value) for services totaling $43,500.  The Black-Scholes Option  Pricing Model was used to determine the fair value of the warrants using the following assumptions:  On August 26, 2009 the closing price was $.18 per share and the risk free rate on 3 year treasuries was 1.57%, options expire in three years, immediate vesting, no dividends, and stock volatility of 260%.

On September 9, 2009, the Company issued to a consultant 200,000 shares of common stock at $.15 per share for services totaling $30,000.  The contract term is six months, resulting in $4,800 expensed during September 2009 and $25,200 recorded as services prepaid with stock in the stockholders’ equity (deficit) section of the balance sheet.

The Company had 93,031,500 and 87,131,500 shares of common stock issued and outstanding, respectively (taking into consideration the 5,900,000 shares of treasury stock) at September 30, 2009 and 92,440,000 shares of common stock issued and outstanding at December 31, 2008.  The Company’s common stock is thinly traded with a limited market.  As of September 30, 2009, the stock was trading at a market price of $.095 per share.

NOTE 5 - PURCHASE OF MINING CLAIMS

On March 30, 2009, Trilliant Exploration Corp. acquired one mine held by MuluncayGoldCorp (Muluncay) and six other mining properties from Minera del Pacifico (Pacifico) (Note 10).     One claim identified as the Caspach mining region, originally purchased by Muluncay on January 29, 2008 for $50,000, was revoked on June 10, 2008 by the Ecuadorian government for failure to meet 100 ton per day production requirements. A legal appeal to reclaim the concession has been made.   As of September 30, 2009 Management does not believe the Company will successfully regain this concession.

NOTE 6- RELATED PARTY TRANSACTIONS

A – Convertible Notes Payable

The Company has entered into multiple convertible notes payable agreements with an investment firm that is also a minority stockholder of the Company.  Each note carries a separately dated promissory note that bears interest of 8% and is payable on or before August 31, 2010, with each funding due one year from original date of receipt.  Principal and interest are convertible at the option of the note-holder into shares of the Company’s common stock at the rate of 80% of the average of the five daily volume weighted average price preceding the conversion date.

Financial Statements Index

Trilliant Exploration Corporation
Notes to Consolidated Financial Statements (unaudited)
Three and Nine Months Ended September 30, 2009 and 2008

NOTE 6- RELATED PARTY TRANSACTIONS (CONT’D)

A – Convertible Notes Payable (CONT’D)

Accrued interest and interest expense on the convertible notes payable as of and for the nine months ended September 30, 2009 totaled $22,463. Due to the contingent nature of the conversion price, no beneficial conversion feature was noted.

The convertible promissory notes with the investment firm are summarized as follows:

Loan No.	Amount	Date	Maturity	Interest Rate
1	$90,000	12/31/2008	1/5/2010	8.00%
2	100,000	1/16/2009	1/5/2010	8.00%
3	50,000	1/23/2009	1/5/2010	8.00%
4	25,000	2/2/2009	1/5/2010	8.00%
5	10,000	3/9/2009	1/5/2010	8.00%
6	50,000	4/8/2009	4/8/2010	8.00%
7	75,000	4/27/2009	4/27/2010	8.00%
7	(75,000)	5/29/2009	payment
8	25,000	6/23/2009	6/23/2010	8.00%
9	100,000	7/1/2009	7/1/2010	8.00%
10	20,000	7/6/2009	7/6/2010	8.00%
11 (A)	195,000	8/27/2009	8/31/2010	8.00%
Balance, Sept. 30, 2009	$665,000

(A)
 In August, the Company entered into a master borrowing agreement with the investment firm, which allows for notes payable of up to $500,000 to be paid in installments as needed.  Each note carries a separately dated promissory note that bears interest of 8% and is payable on or before August 31, 2010.  As of September 30, 2009, six installments were made totaling $195,000.

B – Short-Term Notes Payable

The Company has borrowed funds from stockholders for working capital purposes from time to time.  The loans are non-interest bearing, payable on demand and, consequently, reported as current liabilities.  The Company has received $40,414 in advances since inception and made repayments of $7,019 in cash, resulting in a payable balance of $33,395 as of September 30, 2009.

The principal stockholder of Minera del Pacifico (Pacifico), a 17.36% stockholder of the Company, advances funds to MuluncayGoldCorp as needed, and the Company acquired a demand payable to an individual in the amount of $515,170 in the purchase of Muluncay (Note 10). Since the purchase, the Company has received an additional $131,233 from this individual, resulting in a payable balance of $646,403 at September 30, 2009.

Notes payable due to these related parties totaled $679,798 at September 30, 2009.

Financial Statements Index

Trilliant Exploration Corporation
Notes to Consolidated Financial Statements (unaudited)
Three and Nine Months Ended September 30, 2009 and 2008

NOTE 6- RELATED PARTY TRANSACTIONS (CONT’D)

C – Notes Receivable

On October 16, 2008, the Company entered into a note receivable agreement with Minera del Pacifico (Pacifico), a 17.36% stockholder of the Company, whereby the Company was required to advance Pacifico up to $1,200,000 in anticipation of the purchase of MuluncayGoldCorp from Pacifico (Note 10).

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

Pursuant to ASC Topic Nos. 505 and 718, the bonus was valued on the grant date using the Black-Scholes Options Pricing model.   The risk-free interest rate is based on the U.S. Treasury rates at the date of grant. Expected volatility is based on the historical volatility of the Company’s stock. The Black Scholes valuation was derived based on the bonus term of one year as expected life, the stock price of $.75, assuming a risk-free interest rate between 4% and 5% per annum, and zero volatility, dividend yield, and forfeiture rate. The resulting total fair value of the bonus on the grant date was $75,000, which the Company is recognizing as compensation expense ratably over the term of the management agreement.  The Company has recognized $114,060 in compensation expense with these individuals during the nine months ended September 30, 2009, including $54,000 in accrued stock bonus compensation.  Accrued compensation under these agreements totaled $57,125 on September 30, 2009.

Financial Statements Index

Trilliant Exploration Corporation
Notes to Consolidated Financial Statements (unaudited)
Three and Nine Months Ended September 30, 2009 and 2008

NOTE 6- RELATED PARTY TRANSACTIONS (CONT’D)

E – Bonds Payable, Convertible & Secured

October 15, 2008 Bonds

On October 15, 2008, the Company issued $1,300,000 in convertible secured bonds to a stockholder for net proceeds of $1,235,356 (including two months of prepaid interest totaling $19,500 retained by the stockholder that was amortized to interest expense by December 31, 2008).  The bonds bear interest of 9% and mature (if not converted) on October 15, 2010.  Upon default, the interest rate is increased to 18%.  The stockholder incurred bond issuance costs of $64,644, which are being amortized to interest expense on a straight-line basis over the term of the bond.  The carrying amount of the bond issuance costs at September 30, 2009 and December 31, 2008 was $38,825 and $57,214, respectively, net of $25,819 and $7,430, respectively, in amortization.  Interest payments are made mid-month, resulting in bond interest payable of $14,990 at September 30, 2009.  Bond interest expense was $106,140 (including $18,390 in bond issuance cost amortization) for the nine months ended September 30, 2009.

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

April 30, 2009 Bonds

On April 30, 2009, the Company issued $300,000 in convertible secured bonds to a stockholder for net proceeds of $258,856 (including two months of prepaid interest totaling $4,500 retained by the stockholder that was amortized to interest expense by September 30, 2009).  The bonds bear interest of 9% and mature (if not converted) on October 31, 2010.  Upon default, the interest rate is increased to 18%.  The stockholder incurred bond issuance costs of $41,144, which are being amortized to interest expense on a straight-line basis over the term of the bond.  The carrying amount of the bond issuance costs at September 30, 2009 was $29,715, net of $11,429 in amortization for the nine months ended September 30, 2009.  Interest payments are made at month-end, resulting in bond interest payable or $2,464 at September 30, 2009.  Bond interest expense was $22,679 (including $11,429 in bond issuance cost amortization) for the nine months ended September 30, 2009.

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

Financial Statements Index

Trilliant Exploration Corporation
Notes to Consolidated Financial Statements (unaudited)
Three and Nine Months Ended September 30, 2009 and 2008

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

In June 2009, the Company acquired a one year insurance policy with total premium of $20,760.  As of September 30, 2009 the initial payment of $5,760 was paid and $1,211 of the total premium has been amortized, resulting in a balance of $4,549 as of September 30, 2009.

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

NOTE 8 - GOING CONCERN

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has accumulated an operating deficit since its inception, but through acquisition in March 2009 has emerged from the pre-exploration stage.  The acquisition of MuluncayGoldCorp and properties from Minera del Pacifico substantially increased the Company’s liabilities. Additionally, current economic conditions in the United States and globally create significant problems attaining sufficient funding.  Accordingly, management has encountered significant difficulties in obtaining financing.  These items raise substantial doubt about the Company’s ability to continue as a going concern.  In view of these matters, realization of the assets of the Company is dependent upon the Company’s ability to meet its financial requirements through equity financing, borrowing, and the success of future operations.  These financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 9 - SUBSEQUENT EVENTS

A – Bonds Payable, Convertible & Secured

On October 12, 2009, the Company issued $210,000 in convertible secured bonds to a stockholder for net proceeds of $210,000.  The bonds bear interest of 9% and mature at the earlier of 90 days, or completion of new investments into the Company which exceed $1,500,000. Alternatively, if new financing of the Company is between $500,000 and $1,500,000, the Company must provide for $100,000 of the new funds to be put toward payment of this bond.  The bonds have an optional conversion interest fee feature whereby the bondholder is entitled to convert the portion of interest due in cash or in common stock at the par value of $.001 per share.  Bond interest shall accrue monthly and is payable in full with principal on Jan 12, 2010 or sooner as stated above. In addition there is a $42,000 redemption fee payable upon redemption that will be recorded as debt issue costs over the three month expected maturity.

Financial Statements Index

Trilliant Exploration Corporation
Notes to Consolidated Financial Statements (unaudited)
Three and Nine Months Ended September 30, 2009 and 2008

NOTE 9 - SUBSEQUENT EVENTS (CONT’D)

A – Bonds Payable, Convertible & Secured (CONT’D)

The bonds have an optional conversion feature to convert and sell on the same day or any subsequent time all or part of the principal amount of the bonds plus accrued interest into shares of common stock at the lesser of 100% of the VWAP as reported by Bloomberg on October 12, 2009 or a fifteen percent discount to the lowest daily closing VWAP during the five days trading after conversion.  Conversion is limited to 9.99% of the outstanding shares after giving consideration to the conversion.

The use of proceeds are to furnish $15,000 to a consulting firm, $156,000 to the first mortgage holder or properties held by MuluncayGoldCorp, $13,712 for legal fees incurred, and $25,287 to be used in Company operations subject to bondholder’s approval.

On November 3, 2009, the Company issued $210,000 in convertible secured bonds to a stockholder for net proceeds of $210,000.  The bonds bear interest of 9% and mature at the earlier of February 3, 2010 (90 days), or completion of new investments into the Company which exceed $1,500,000. Alternatively, if new financing of the Company is between $500,000 and $1,500,000, the Company must provide for $100,000 of the new funds to be put toward payment of this bond.  The bonds have an optional conversion feature to convert and sell on the same day or any subsequent time all or part of the principal amount of the bond plus accrued interest into shares of common stock at the lesser of 100% of the VWAP as reported by Bloomberg on October 12, 2009 or a fifteen percent discount to the lowest daily closing VWAP during the five days trading after conversion.  Conversion is limited to 9.99% of the outstanding shares after giving consideration to the conversion.

The Company shall use $150,000 to pay off debt of the wholly-owned and consolidated subsidiary MuluncayGoldCorp.  The covenants of the bond include acceptance and approval by the bondholder for all expenditures greater than $5,000, and requires the Company to place as collateral all properties held by the subsidiary MuluncayGoldCorp (when first liens are removed) for all bonds previously and currently issued, which include $1,300,000 and $300,000 bonds (Note 6E), the October 12, 2009 $210,000 bond, and this $210,000 bond.  The bondholder shall have the right to appoint one member to the Company’s Board of Directors.  Further, the Company shall be insured against losses and risks as are customary in the business for which the Company is engaged.  In the event of default, the Company shall deposit into escrow 100,000,000 shares of common stock which shall be release unconditionally to the bondholder.  The bond also holds a Currency exchange rate provision, which, if on the date of any conversion or redemption, the exchange rate of US$ to Euros is less than that on November 3, 2009, the number of shares to be issued shall be increased proportionately to the change in the exchange rate.

B – Material Consulting Contract

On October 12, 2009 the Company entered into an engagement agreement with a registered Securities Broker-Dealer, whereby the Broker-Dealer will act as placement agent in connection with a $30,000,000 private placement transaction in two tranches dated December 15, 2009 and March 15, 2010. The initial fee is $20,000.  Additional fees upon successful placement include 8.5% of gross proceeds, 2% on all funds raised to Broker-Dealer and 2% of all funds raised to another Broker-Dealer for co-management, 4.5% to the selling group which may include the above listed Broker-Dealers, plus 1.5% on all funds raised to be paid to Trafalgar Capital Advisors (an existing shareholder).  The placement agent shall also receive upon successful placement; warrants equal to 10% of the total value of all securities placed with an exercise price of equal to the imputed equity placement price in the offering, and have a cashless exercise price with an open option period of 5 years and an anti-dilution provision.

Financial Statements Index

Trilliant Exploration Corporation
Notes to Consolidated Financial Statements (unaudited)
Three and Nine Months Ended September 30, 2009 and 2008

NOTE 10 – BUSINESS COMBINATIONS

A – MuluncayGoldCorp S.A.

On March 30, 2009, Trilliant Exploration Corp. (Trilliant) acquired MuluncayGoldCorp S.A. (an Ecuadorian Company) (Muluncay), and additional properties, from Minera del Pacifico (Pacifico) pursuant to a Share Transfer Agreement (STA).  Muluncay is engaged primarily in non-metallic mining operations, such as the extraction and sale of gold and silver ores.  Muluncay also extracts and sells rock, sand, and gravel.  Trilliant acquired 100% of the voting equity interest in Muluncay, as well as the assets and liabilities. In addition, Trilliant acquired six properties from Pacifico.  The purchase price for the net assets was a $3,600,000 contingent note payable to be paid in installments (discussed below) with interest on the outstanding balance.  The Company is also required to make an additional investment of $1,800,000 to further the development of its existing and acquired properties.

The primary reason for the acquisition was to provide cash-flow through Muluncay’s mining operation, while upgrading the facilities to comply with the 100 ton/day minimum operations required by Ecuador’s mining laws.  By exploiting existing relationships of Muluncay’s existing management team, the Company expects its presence to lead to acquisitions of other operating mining companies which are unable to comply with the new 100 ton/day requirements.

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

Goodwill also includes the value of the mining potential of the Mari Jane and Jaceth Ethan mines.  At the time of purchase, a complete feasibility study of proven reserves for all mines acquired was not performed.  ASC Topic No. 805 requires proven mineral rights to be capitalized and recorded separately from goodwill.  Management is unable to determine mineral rights for lack of a comprehensive feasibility study.  As such, mineral rights and goodwill cannot be separately recorded.  Management believes that while the Mari Jane and Jaceth Ethan mines are already producing gold, they have the potential for greater production.   Management is unable to distinguish the value of the gold producing potential of these assets separately, and collectively includes these in goodwill.

The purchase of Muluncay lead to the acquisition of 7 properties which includes 6 mines and 1 plant for processing ore.  These are

1.	Mari Jane Plant
2.	Mari Jane Mine
3.	Jaceth Ethan Mine, also known as Jacob Ethan or El Aguacate
4.	La Chonta & Los Quiendes
5.	Naranjito
6.	Seňor de la Divina Justica
7.	Las Cańas

Financial Statements Index

Trilliant Exploration Corporation
Notes to Consolidated Financial Statements (unaudited)
Three and Nine Months Ended September 30, 2009 and 2008

NOTE 10 – BUSINESS COMBINATIONS (CONT’D)

A – MuluncayGoldCorp S.A. (CONT’D)

Of these properties, only Las Canas is freely transferable at time of purchase and was wholly owned by Muluncay.  All remaining properties were held by Minera del Pacifico and were under mortgage.  Ecuadorian law allows for the transfer of rights, but not ownership until existing mortgage balances are paid in full. As such, mortgages totaling $604,161 were assumed by the Company.  Since assumption of the mortgages, the Company has made $65,041 in principal payments, resulting in a September 30, 2009 balance of $539,120, all of which is payable by September 13, 2010.  The Company has classified the entire amount as current.  Since the mortgages are non-interest bearing, interest has been imputed on the notes and has recorded a debt discount of $61,056.  Since assumption of the mortgages, $29,148 of the debt discount has been amortized to interest expense, resulting in an unamortized debt discount of $31,908 and net present value of the mortgages of $507,212 at September 30, 2009.

Payment of the $3.6 Million purchase price is contingent upon Muluncay reaching production of 400 tons/day.  If this threshold is not achieved, the note and interest are not payable, and title to Muluncay’s net assets remains with Trilliant.  As such, the liability (and resulting asset) will not be recorded until the production threshold is reached.  A value of $1,915,809 (net of interest imputed on the mortgages) was assigned to the acquired plant, and $16,000 assigned to the land where the plant is situated.  These items netted with the other assets and liabilities acquired resulted in goodwill of $412,587 (including the Ecuadorian tax accrual reversal as described in Note 2 - Goodwill and Other Intangibles). The transaction included various adjustments, such as  the elimination of $1,195,000 notes receivable and $37,538 of interest receivable from Minera del Pacifico (MDP) (Note 6C), which were abolished pursuant to the terms of the STA.

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

All acquired assets and liabilities were recorded at fair value.  Management is unable to provide a range of possible estimates in accordance with ASC Topic No. 805.  While management has examined various possible outcomes of the business combination, several uncontrollable factors such as gold prices, proven reserves, political environment of Ecuador, labor relations, and various other economic factors make it impracticable for management to reasonably present information without providing potentially misleading information.  All amounts are expected to be collected or paid.

Financial Statements Index

Trilliant Exploration Corporation
Notes to Consolidated Financial Statements (unaudited)
Three and Nine Months Ended September 30, 2009 and 2008

NOTE 10 – BUSINESS COMBINATIONS (CONT’D)

B – AyapambaGold S.A.

On July 1, 2009 the Company acquired 799 of 800 shares of AyapampaGold S.A (AYA) at $1 per share for a purchase price of $799. AYA was formed in mid-2007 as a shell and has been inactive since inception. The Company acquired AYA to use as a holding company in Ecuador to facilitate future potential acquisitions.

On or about July 23, 2009, AyapampaGold S.A. (AYA) entered into a Share Purchase Agreement (SPA) to acquire the assets and liabilities of Santa Fe Mining Corporation (SFM). SFM is a gold processing company located in the El Oro Province of Ecuador. The total purchase price is expected to be $1,631,844.  Initial payment of $600,000 is required at execution of the purchase agreement.  Under terms of the agreement, SFM is required to use initial payment to satisfy any and all claims, liens, or encumbrances to title of any shares or assets to be acquired by AYA.  The remainder of the purchase price is payable in three installments of $343,948 due on or before each of the six months, twelve months, and eighteen months following the signing date.  The acquisition was expected to close in August 2009.  Management had not completed the transaction as of September 30, 2009.

NOTE 11 – INVESTMENTS

On July 1, 2009, the Company entered into a convertible loan agreement under the laws of England and Wales for the price of ₤1,500,000. Based on the September 30, 2009 Interbank exchange rate of 1.6568, the loan is valued and recorded at $2,485,200.  The note bears interest of 12% and is payable on or before June 24, 2010.  The loan and interest are convertible into the Company’s common stock at $.45 per share.  Interest is accrued quarterly but may be paid at maturity on June 24, 2010.  Early payments must be in intervals of ₤100,000.  Accrued interest and interest expense as of and for the period of July 1, 2009 through September 30, 2009 totaled $74,556.

On July 1, 2009, Trilliant Diamonds (a wholly-owned subsidiary of the Company) used the funds to acquire 10,000,000 shares of Global Diamond Resources PLC (GDR) at ₤ .15 per share for total purchase price of ₤1,500,000, representing a 3.2% ownership interest in GDR.  GDR is located in Gibraltar, Spain and primarily engages in diamond mining.  The investment, likewise, was recorded at $2,485,000, and is considered an available-for-sale security to be adjusted to fair market value on reporting dates with holding gains and losses tracked in other accumulated comprehensive income (loss) in accordance with ASC Topic No. 320.  GDR is a private company, so the stock value is difficult to determine.  Management has determined that there has been no material change in the investment’s valuation since July 1, 2009, and has therefore not recorded any holding gains or losses.

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

Overview

We were incorporated in the State of Nevada on December 29, 2003.  We have never declared bankruptcy, have never been in receivership, and never been involved in any legal action or proceedings. Since becoming incorporated, we have not made any significant sale of assets, and we have formed a wholly-owned subsidiary and acquired subsidiaries via share transfers and asset purchases.

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

On July 1, 2009, we acquired 799 of 800 shares of AyapampaGold S.A (“AYA”) at $1 per share for a purchase price of $799. AYA was formed approximately two years ago as a shell and has been inactive since inception. AYA was acquired to use as a holding company in Ecuador to facilitate future potential acquisitions.

On or about July 23, 2009, AYA entered into a Share Purchase Agreement (SPA) to acquire the assets and liabilities of Santa Fe Mining Corporation (“SFM”). SFM is a gold processing company located in the El Oro Province of Ecuador. The total purchase price is expected to be $1,631,844.  Initial payment of $600,000 is required at execution of the purchase agreement.  Under terms of the agreement, SFM is required to use initial payment to satisfy any and all claims, liens, or encumbrances to title of any shares or assets to be acquired by AYA.  The remainder of the purchase price is payable in three installments of $343,948 due on or before each of the six months, twelve months, and eighteen months following the signing date.    As of the date of this report, the acquisition is not closed.

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

At September 30, 2009, our cash and cash equivalents were $3,219. For the nine months ended September 30, 2009, we had revenues of $379,874, and incurred a net operating loss of $930,602.  Interest and other income of $23,300 and interest expense of $256,299 resulted in net loss available to common stockholders of $1,163,601.  Net cash provided by financing activities for the nine months ended September 30, 2009 of $966,948 was due primarily to net proceeds of $650,000 received from convertible notes payable, and $258,856 net proceeds received from a $300,000 convertible bond payable.  We also issued 200,000 shares of common stock for $50,000 cash and received $16,000 for stock subscriptions receivable. The accumulated deficit increased from $196,121 as of December 31, 2008, to $1,359,722 as of September 30, 2009, due to insignificant revenues and increases in general & administrative costs, salaries and wages, note and bond interest, and professional fees.   The orchestration and execution of our business acquisitions resulted in increased professional fees and the need for funding.  As such, during the nine months ended September 30, 2009, we entered into various note and bond payable agreements to finance our acquisitions and Muluncay operations, which increased our interest expense.  In addition, we entered into management and consulting agreements with our officers and directors, which contributed to the increased salaries and wages.   On September 30, 2009, there were 93,031,500 and 87,131,500 shares of common stock issued and outstanding, respectively (taking into consideration the 5,900,000 shares of treasury stock we acquired during the current year).

Our auditors have expressed the opinion in our audited financial statements for December 31, 2008, that there is substantial doubt about our ability to continue as a going concern. Please refer to Note 8 of our audited financial statements included in our Form 10-K.

Liquidity and Capital Resources

The following table presents selected financial information and statistics as of September 30,
2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
	(unaudited)

Cash, cash equivalents, and short-term investments	$3,219	$179,223
Accounts receivable, net	390,979	40
Working capital (deficit)	(4,439,385)	198,111

As of September 30, 2009, the Company had $3,219 in cash and cash equivalents, a decrease of $176,004 from December 31, 2008. The principal components of this net decrease were administrative costs and interest expense.

The Company believes its existing balances of cash and cash equivalents will not be sufficient to satisfy its working capital needs, capital expenditures, outstanding commitments, and other liquidity requirements associated with its existing operations over the next 12 months. In January 2009, pursuant to a Loan Agreement and Note, the Company secured a $275,000 convertible loan with Charms Investments, LTD (“Charms”), a minority stockholder of the Company, and in April 2009, the Company and Charms executed an amendment to the Loan Agreement whereby the Company secured an additional $75,000 from Charms.  In July 2009, the Company issued $120,000 in convertible loans to Charms, and in August 2008, secured a potential $500,000 in convertible loans with Charms under which the Company had received $195,000 in funding through September 30, 2009.  As of September 30, 2009, the Company had received $665,000 total funding from Charms via the issuance of convertible notes payable.

In April 2009, pursuant to a Securities Purchase Agreement, and Redeemable Debenture, which were filed with the SEC in a Current Report on Form 8-K on May 20, 2009,  the Company secured a $300,000 convertible bond with a major stockholder, Trafalgar Capital Specialized Investment Fund (“Trafalgar”).  At September 30, 2009, the Company had issued $1,600,000 in convertible bonds to Trafalgar.  In October and November 2009, the Company issued an additional $420,000 in convertible bonds to Trafalgar.

Both the notes and bonds are convertible into shares of the Company’s common stock according to the terms outlined in their respective agreements.

Contractual Obligations as of September 30, 2009

Contractual Obligations	Total	Less than one year	1 – 3 Years	3 – 5 Years	More than 5 Years
Long Term Debt Obligations (1A)	$1,300,000	$-	$1,300,000	$-	$-
Long Term Debt Obligation (1B)	300,000		300,000
Notes payable (2. a-e)	3,150,200	3,150,200
Purchase Obligations (3)	3,600,000		1,800,000	1,800,000
Loan payable(4)	646,403	646,403
Mortgage payable (5)	147,082	147,082
Mortgage payable (6)	172,083	172,083
Mortgages payable (7)	219,955	219,955
IR Pro (8)
Camponi Insurance (9)	9,864	9,864
Reich Brothers (10)

Total	$9,545,587	$4,345,587	$3,400,000	$1,800,000	$-

1A.  Trilliant Exploration entered into a bond debenture of $1,300,000 on September 30, 2008.  Interest accrues monthly at the rate of 9% APR and is payable monthly.  Principal is payable in full on September 30, 2010.

1B.  Trilliant Exploration entered into a bond debenture of $300,000 on April 30, 2009.  Interest accrues monthly at the rate of 9% APR and is payable monthly.  Principal is payable in full on October 31, 2010.

2.a  Trilliant entered into an arrangement with Charms investments to obtain $275,000 of financing payable on or before January 5, 2010.  The note accrues interest at the rate of 8%.  On April 29, 2009 the agreement was amended to increase amounts loaned to $350,000.  All amounts are payable on or before June 23, 2010.

2.b On July 1, 2009 Trilliant entered into an arrangement with Charms investments to obtain $100,000 of financing payable on or before July 1, 2010. The note accrues interest at the rate of 8%.

2.c On July 6, 2009 Trilliant entered into an arrangement with Charms investments to obtain $20,000 of financing payable on or before July 6, 2010. The note accrues interest at the rate of 8%.

2.d  Trilliant entered into an arrangement with Charms investments to obtain $500,000 of financing payable on or before August 30, 2010.  The loan is issued in installments with $195,000 issued as of September 30, 2009.  The note accrues interest at the rate of 8%.

2.e  Trilliant entered into an arrangement with Benbrack Charkit Limited (a foreign investor) to obtain a note for $2,485,200 (1,500,000 British pouunds).  The note accrues interest at a rate of 12%.  All amounts are payable on or before June 24, 2010.  The note is convertable at $.45 per share of common stock.  Proceeds of the loan were used to acquire 10,000,000 shares of Global Diamond Resources held through Trilliant Diamonds Limited (a foreign subsidiary wholly owned by Trilliant Exploration).

3.  In November 2008, the company committed to the Muluncay project.  This contingent installment purchase requires payments of $1,800,000 within 180 days of the effective date of the agreement (projected in March 2009).  The outstanding balance shall accrue interest at 4.5% per annum, and four quarterly payments of $200,000 shall begin once the Muluncay project reaches production of 400 tons per day.  After four quarterly payments, payments of $300,000 shall continue until all principal and interest is fully paid. UNCERTAINTY EXISTS REGARDING WHEN THE MINE WILL REACH PRODUCTION OF 400 TONS PER DAY; THEREFORE, WHEN PAYMENTS WILL BEGIN AND END FOR THIS PURCHASE OBLIGATION IS UNCERTAIN.

4.  MuluncayGoldCorp held a loan payable to Shareholder of $515,170.  The transaction carried this debt to the liabilities of Trilliant Exploration Corp.  The firm expects, but is not required, to pay such loans in 2009. Since assuming this liability, the balance increased by $131,233.  As of September 30, 2009 the total liability is $646,403.

5  Trilliant acquired a plant from Minera del Pacifico for processing of ore, which were 3nder mortgage.  Under local law Minera del Pacifico may not transfer the note or property until paid in full.  Under agreement Minera del Pacifico will make the required mortgage payments, or at the option of the Company, Trilliant will make payments directly.  The mortgage is non interest bearing and requires payments of $25,000 per quarter.  As of September 30, 2009, the outstanding balance was $147,082 and $75,000 were in arrears.

6.  Trilliant acquired 5 mines from Minera del Pacifico, which were under mortgage.  Under local law Minera del Pacifico may not transfer the note or property until paid in full.  Under agreement Minera del Pacifico will make the required mortgage payments, or at the option of the Company, Trilliant will make payments directly.  The mortgage is non interest bearing and requires payments of $29,167 per quarter.  As of September 30, 2009, the outstanding balance was $172,083, and $87,501 were in arrears.

7.  Trilliant acquired a sixth mine from Minera del Pacifico, which was under mortgage.  Under local law Minera del Pacifico may not transfer the note or property until paid in full.  Under agreement Minera del Pacifico will make the required mortgage payments, or at the option of the Company, Trilliant will make payments directly.  The mortgage is non interest bearing and requires payments of $45,000 per quarter.  As of September 30, 2009, the outstanding balance was $219,995, and $219,995 were in arrears.

8.  On June 22, 2009 the Company entered into a marketing contract with IR Pro 2.0.  The contract is six months in duration and required a deposit of $25,000, which was paid upon signing.  As of June 30, 2009 the remaining obligation is $100,000.  The contract was cancelled in July 2009 and no further liabilities exist.

9.  On June 9, 2009 the Company purchased a Directors & Officers Liability insurance policy in the amount of $20,760 with $5,760 paid at signing.  The Company paid $5,136 in August 2009.  The balance owed as of September 30, 2009 is $9,864.

10.  On April 28, 2009 the Company entered into an introducing agreement in which Reich Brothers shall receive 10% of the gross investment by new shareholders brought to the Company by Reich Brothers.  While the Company has no current liabilities to Reich Brothers as of September 30, 2009, Management believes this to be a material obligation.  As of September 30, 2009 the Company has paid $5,600 in fees to Reich Brothers.

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

As of November 12, 2009, there were $2,010,000 of convertible debentures and $665,000 in convertible notes payable, which are convertible into common shares at a conversion price equal to the lesser of: (a) an amount equal to one hundred  percent (100%) of the Volume Weighted Average Price (“VWAP”) as quoted by Bloomberg L.P. on their respective grant dates, or (b) an amount equal to eighty-five percent (85%)  of the lowest daily closing VWAP as quoted by Bloomberg L.P. during the five (5) trading days immediately preceding the conversion date.  During the life of the debentures, the holders of such securities are given an opportunity to profit from a rise in the market price of common shares with a resulting dilution in the interest of the other shareholders.  The Company's ability to obtain additional financing during the period in which such rights are outstanding may be adversely affected and the existence of the rights may have an adverse effect on the market price of its common shares.  The holders of the debentures may exercise such securities at a time when the Company would be able to obtain needed capital by a new offering of securities on terms more favorable than those provided by the outstanding rights.  The increase in the number of the Company’s common shares in the market resulting from the exercise of such rights and the possibility of sales of such shares may have a depressive effect on the price of the Company’s common shares.  In addition, as a result of such additional common shares, the voting power of the Company's existing shareholders will be substantially diluted.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In May 2009, Trilliant issued 25,000 shares to Preston Ventures, LLC at $0.25 per share for signing a letter of intent for funding.  The shares were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securites Act of 1933.

During May and June 2009, Trilliant sold to John Arthur Davis, a private accredited investor, 20,000 shares of common stock at $0.25 per share for cash totaling $5,000;  Trilliant sold to Douglas Rotstein, a private accredited investor, 20,000 shares of common stock at $0.25 per share for cash totaling $5,000; Trilliant sold to Johannes Schlichting, a private accredited investor, 64,000 shares of common stock at $0.25 per share for cash totaling $16,000; and Trilliant sold to Davfam Investments, LTD, a private accredited investor, 80,000 shares of common stock at $0.25 per shares for cash totaling $20,000.  The shares were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securites Act of 1933.

On July 6, 2009, Trilliant issued 500,000 shares to Preston Ventures, LLC, at $0.25 per share for signing a letter of intent for funding.  The shares were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933.

On July 7, 2009, Trilliant sold to Ronan Levy, a private accredited investor, 10,000 shares of common stock at $0.25 per share for cash totaling $2,500.  The shares were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act.

On July 9, 2009, Trilliant sold to Robert Rice, a private accredited investor, 30,000 shares of common stock at $0.25 per share for cash totaling $7,500.  The shares were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act.

On July 19, 2009, Trilliant issued 2,500 shares to Michael Kroll, at $0.40 per share for $1,000 in professional services rendered.  The shares were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securites Act of 1933.

On August 8, 2009, Trilliant sold to Jonathan Benjamin Morgan, a private accredited investor, 40,000 shares of common stock at $0.25 per share for cash totaling $10,000.  The shares were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act.

On August 26, 2009, Trilliant issued 34,000 shares to Pat Kolenik, 33,000 shares to Cary Sucoff, and 33,000 shares to Chris Henderson, all at $0.18 per share for professional services rendered.  The shares were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securites Act of 1933.

On September 9, 2009, Trilliant issued 200,000 shares to Universal Market Solutions, LLC, at $0.15 per share for professional consulting services.  The shares were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securites Act of 1933.

Management intends to use the proceeds to fund operations and current obligations.  There were no underwriters.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 4, 2009, at a Special Meeting of the stockholders, the following matters were voted on and approved by greater than 50% of the voting capital stock of Registrant.   62,089,199 votes, representing 63.9% of the voting capital stock of Registrant, were cast in favor of the following matters:

1.  The acquisition of 100% of the outstanding capital stock of Bozel, S.A. for $20,000,000 cash and $80,000,000 of the Company’s common stock.

2.  Election of Michel Marengere as a Director of the Company upon completion of the Bozel transaction.

3.  Financing of the $20,000,000 cash payment through the issuance of the Company’s convertible debentures, or by such other means as the Company’s directors deem advisable.

As of the date of this report, none of the above actions have been carried out by the Company and are thus not reflected in the accompanying financial statements or footnotes.

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

November 17, 2009	TRILLIANT EXPLORATION CORPORATION

	By:	/s/ William R. Lieberman
William R. Lieberman
President, Director, Principal Executive Officer