Form 10-K
period 2009-12-31
TRILLIANT EXPLORATION CORP
filed 2010-04-15
CIK 1378948

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Mark One

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

 For the transition period from ______ to _______

                                  COMMISSION FILE NO. 333-138332

                          TRILLIANT EXPLORATION CORPORATION
                          ________________________________________________________________________________
                               (Name of small business issuer in its charter)

                    NEVADA                                                                    20-0936313
                    ______                                                                        __________
(State or other jurisdiction of incorporation                            (I.R.S. Employer
               or organization)                                                         Identification No.)

18851 NE 29th AVENUE
SUITE 306
AVENTURA, FLORIDA 33180

(786) 323-1652 ______________ (Issuer's telephone number) Securities registered pursuant to Section Name of each exchange on which 12(b) of the Act: registered: NONE

Securities registered pursuant to Section 12(g) of the Act:
COMMON STOCK, $0.001
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [   ]

Indicate by check mark if the registration is a well-known seasoned issuer as defined in Rule 403 of the Securities Act.  [   ] Yes   [ X ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  [ X ] Yes   [   ] No

Indicate by check mark whether the registrant has (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [   ] Yes   [ X]  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated file, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filed [   ]                                                                                  Accelerated filer [    ]

Non-accelerated filer [   ]                                                                                     Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business of the registrant’s most recently completed second fiscal quarter: June 30, 2009 $

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

N/A

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes[ ] No[ ]

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class Outstanding as of April 5, 2010 Common Stock, $0.001

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (i) any annual report to security holders; (ii) any proxy or information statement; and (iii) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (the "Securities Act"). The listed documents should be clearly described for identification purposes (e.g. annual reports to security holders for fiscal year ended December 24, 1990).

N/A

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

TRILLIANT EXPLORATION CORPORATION

FORM 10-K

INDEX

Page
Item 1. Business

Item 1A. Risk Factors

Item 1B. Unresolved Staff Comments

Item 2. Properties

Item 3. Legal Proceedings

Item 4. Removed and Reserved

Item 5. Market for Registrant's Common Equity, Related
Stockholder Matters and Issuer Purchases of Equity Securities

Item 6. Selected Financial Data

Item 7. Management's Discussion and Analysis of Financial Condition
and Results of Operation

Item 7A. Quantity and Qualitative Disclosure About Market Risks

Item 8. Financial Statements and Supplemental Data

Item 9. Changes in and Disagreements With Accountants on Accounting
and Financial Disclosure

Item 9A. Controls and Procedures

Item 9B. Other Information

Item 10. Directors, Executive Officers and Corporate Governance

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and
Management and Related Stockholder Matters

Item 13. Certain Relationships and Related Transactions and
Director Independence

Item 14. Principal Accountant Fees and Services

Item 15. Exhibits and Financial Statement Schedules

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

All references in this Annual Report on Form 10-K to the terms “we,” “our,” “us,” “TTXP,” and the “Company” refer to Trilliant Exploration Corporation.

AVAILABLE INFORMATION

Trilliant Exploration Corporation files annual, quarterly, current reports, proxy statements, and other information with the Securities and Exchange Commission (the "Commission"). You may read and copy documents referred to in this Annual Report on Form 10-K that have been filed with the Commission at the Commission's Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our Commission filings by going to the Commission's website at http://www.sec.gov.

PART I

ITEM 1. BUSINESS

BUSINESS DEVELOPMENT

Trilliant Exploration Corporation was incorporated under the laws of the State of Nevada on December 29, 2003 under the name Project Development Pacific Inc. We were previously engaged in the business of assisting Canadian citizens to access health care services from private providers. On November 26, 2007, we changed our name to Trialliant Exploration Corporation with a business purpose to acquire and develop mineral properties. During 2007, we began acquiring interests in mining properties.  As of the date of this Annual Report, we are engaged in the evaluation, acquisition, exploration and advancement of mining projects.

On October 15, 2008, we entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Compania Minera Del Pacifico S.A., an Ecuadorian corporation (“Del Pacifico”) for the purchase of the Muluncay Project. Subsequently, on March 30, 2009, we entered into a share transfer agreement (the “Share Transfer Agreement”) with Del Pacifico and its wholly owned subsidiary, Companda Muluncaygold Corp. S.A. (“Muluncay”).  The Share Transfer Agreement superseded in its entirety the terms of the Asset Purchase Agreement.

In accordance with the terms and provisions of the Share Transfer Agreement, we acquired 100% of the total issued and outstanding shares of common stock of Muluncay and its assets, which includes certain customer receivables, foreign tax credit, equipment, fixtures, improvements, all contracts, operations and mining rights and interests in certain mining properties located in Muluncay, Ecuador (the “Controlling Assets”). The total purchase price for the shares of common stock and Controlling Assets was $3,600,000, which was to be paid in installments and in accordance with a promissory note in the principal amount of $3,600,000 between us and Muluncay (the “Muluncay Promissory Note”), which bears interest at 4.5% per annum. Repayment of the Muluncay Promissory Note shall begin only upon Muluncay reaching production of 400 tons per day in their operation using 26 day average in a 30-day calendar month (the “Minimum Operations”). Beginning thirty days from the date of first reaching Minimum Operations, we shall make four quarterly payments to Pacifico of $200,000 each. After making the first four quarterly payments, we shall continue to make quarterly payments in the minimum amount of $300,000 until all principal and interest in fully paid. As additional consideration for the purchase of Muluncay, we released Del Pacifico from a debt due and owing to us in the principal amount of $1,195,000 plus interest.

In further accordance with the terms and provisions of the Share Transfer Agreement, we also agreed to transfer to Muluncay an aggregate of $1,800,000 as follows: (i) an initial payment of $800,000 within ninety day of March 30, 2009; and (ii) the balance of $1,000,000 within 180 days of March 30, 2009.

Effective December 31, 2009, we determined to discontinue operations through our Muluncay subsidiary. We were released from all obligations and released all claims on the Controlling Assets primarily because we had incurred significant operating losses since acquisition and we could not attract operating capital to meet contractual obligations since the acquisition of Muluncay. See “ – Current Business Operations.”

Subsidiaries

Muluncaygold

Muluncaygold was originally incorporated in Machala, Ecuador in February of 2007 as Compania Minera Ecuadorgold Corp S.A.  In August of 2008, it changed its name to Compania Minera Muluncaygold Corp S.A.   In accordance with the terms and provisions of the Share Transfer Agreement, we acquired 100% of the total issued and outstanding shares of common stock of Muluncay, including the Controlling Assets, for an aggregate purchase price of $3,600,000.  As a result of the Share Transfer Agreement, Muluncay became our wholly-owned subsidiary. We presently conduct all of our mining operations through Muluncay.

Our primary reason for the acquisition of Muluncay was to provide cash flow through Muluncay’s mining operation while upgrading the facilities to comply with a 100 ton/day minimum operation requirement imposed by the Ecuador mining laws. We also believes that by creating relationships with Muluncay’s existing management team, we could expect our present to lead to acquisitions of other operating mining companies which are unable to comply with the new 100 ton per day requirements.

Trilliant Diamonds Limited

On July 1, 2009, we obtained a one hundred percent (100%) undivided interest in Trilliant Diamonds Limited (“Trilliant Diamonds”), a company formed under the laws of England and Wales.  Trilliant Diamonds was formed on June 30, 2009 for the purpose of conducting our diamond exploration projects. On July 1, 2009, Trilliant Diamonds entered into a subscription agreement (the “Global Diamond Subscription Agreement”) with Global Diamond Resources PLC “Global Diamond”). In accordance with the terms and provisions of the Global Diamond Subscription Agreement, Trilliant Diamonds purchased 10,000,000 ordinary shares of the capital stock of Global Diamond in consideration for payment of £0.15 per share for an aggregate purchase price of £1,500,000 Sterling. After the acquisition by Trilliant Diamonds of the 10,000,000 shares of stock of Global Diamond, Triliiant Diamond held ten percent (10%) of the total outstanding capital shares of Global Diamond. Simultaneously, on July 1, 2009, we entered into a convertible debenture and loan note certificate (the “Benbrack Convertible Note”) with Benbrack Charkit Limited (“Benbrack”), pursuant to which we borrowed from Benbrack the principal amount of £1,500,000 Sterling at an annual interest rate of 12%. The proceeds from the Benbrack Convertible Note were used for the acquisition by Trilliant Diamonds of the 10,000,000 ordinary shares of Global Diamond.  See “Material Commitment”).

Compania Minera Ayapambagold S.A.

On July 1, 2009, we entered into a stock purchase agreement (the “Ayapambagold Stock Purchase Agreement”) with William Magers (“Magers”). In accordance with the terms and provisions of the Ayapambagold Stock Purchase Agreement, we purchased 799 of the 800 shares of outstanding capital stock of Compania Minera Ayapambagold S.A. (“Ayapambagold”) from Magers at a purchase price of $799. Ayapambagold is a company organized and existing under the laws of Ecuador and has no assets and no substantial operations. We acquired Ayapambagold to use as a holding company in Ecuador to facilitate future potential acquisitions.

           Bozel S.A.

On September 8, 2009, we entered into a purchase agreement (the “Wellgate Agreement”) with Wellgate International Limited, a company registered under the laws of the British Virgin Islands (“Wellgate”), regarding acquisition by us of all of the shares of stock held of record by Wellgate of Bozel S.A. (“Bozel”).  Bozel is a company organized under the laws of Luxembourg. In accordance with the terms and provisions of the Wellgate Agreement, we were to purchase up to 100% of the outstanding capital stock of Bozel in consideration for payment of $80,000,000 of our common stock. It was disclosed in the Wellgate Agreement that Wellgate was the subject of a judgment in the amount of $8,572,995 (the “Wellgate Judgment”) In further accordance with the terms and provisions of the Wellgate Agreement, we were to advance to Bozel $20,000,000 for a term of one year at an interest rate not to exceed 14% per annum. Consummation of the Wellgate Agreement was subject to us acquiring not less than 66% of the issued capital stock of Bozel after the exercise of outstanding warrants for Bozel’s common stock and completion of due diligence, including the status of the Wellgate Judgment.

On September 24, 2009, the Eastern Caribbean Supreme Court in the Virgin Islands, acting in the case of Crastvell Trading Limited v. Wellgate International Limited issued an ex parte order temporarily enjoining Wellgate from transferring to us its shares of Bozel. Subsequently, Wellgate filed a response to the injunction with the Eastern Caribbean Supreme Court seeking dissolution of the injunction based upon false and misleading information provided to the Eastern Caribbean Supreme Court and a $65,000,000 counterclaim as well as other substantive and procedural objections.

On December 5, 2009, we terminated the Wellgate Agreement.  We terminated the Wellgate Agreement entirely based upon the inability of Wellgate to perform its obligations under the Wellgate Agreement due to the injunction. We did not incur any penalties with regard to termination of the Wellgate Agreement.

Compania Minera Santafemining S.A.

On July 17, 2009, our wholly-owned subsidiary, Ayapambagold, entered into a share purchase agreement (the “Santafemining Share Purchase Agreement”) with Magers. In accordance with the terms and provisions of the Santafemining Share Purchase Agreement, Ayapambagold purchased from Magers 799 of the 800 outstanding shares of Compania Minera Santafemining S.A. (“Santafemining”) for payment of $1,631,844. An initial payment of $600,000 was required at execution of the Santafemining Share Purchase Agreement, which could be used to satisfy any and all claims, liens or encumbrances to title of any shares of assets to be acquired by Ayapambagold. The remainder of the purchase price is payable in three installments of $343,948 due on or before each of the six months, twelve months and eighteen months following the execution date. As of the date of this Annual Report, Avapambagold has paid an aggregate of $______ to Santafemining.

Subsequently, we were in need of securing financing to close the Santafemining Share Purchase Agreement. We were unable to secure the necessary financing. Therefore, as of the date of this Annual Report, the acquisition of the 799 shares of stock of Santafemining has been postponed and there is no indication that we will able to secure the necessary financing and complete the acquisition.

Santafemining processes rock and sand tailings and has been operating at 80 tons per day since inception in 2007.   Its processing facilities are currently being retrofitted to add an additional 70 tons of operating capacity.  Santafemining is located approximately one kilometer from our Muluncay operation.

RECENT DEVELOPMENTS

Amendment to Articles of Incorporation

On June 30, 2009, we filed a Certificate of Designation with the Secretary of State of Nevada, whereby 10,200,000 shares of the 200,000,000 authorized shares of preferred stock, $0.001 par value per share, were designated as Series I Preferred Stock, $0.001 par value and having the powers, designations, preferences, limitations, restrictions and relative rights as set forth in the Certificate of Designation of Series I Preferred Stock. The Certificate of Designation was approved by our Board of Directors on June 30, 2009.

On July 1, 2009, pursuant to a unanimous decision of the shareholders of the Series I Preferred Shares, the designation of the preferred shares were amended as follows: “Each share of Series I Preferred Stock will be convertible, at the option of the holder thereof, at any time and from time to time, and without the payment of additional consideration by the holder thereof, into such number of fully paid and nonassessable shares of the Corporation’s  Common Stock as is determined by dividing (i) the Base Amount by (ii) the lowest volume weighted average price of the securities on the OTCBB, NASDAQ or other exchange or market on which such Common Stock trades in the five preceding days prior to the closing of such transaction (the "Series I Conversion Price").”   The amendment to the Designation of Series I Preferred Stock was approved by our Board of Directors on July 1, 2009. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

TRANSFER AGENT

Our transfer agent is Island Stock Transfer, 100 Second Avenue South, Suite 705S, St. Petersburg, Florida 33701.

CURRENT BUSINESS OPERATIONS

We are engaged in the evaluation, acquisition, exploration and advancement of mining projects.  We are considered to be in the pre-exploration stage of exploration. As of the date of this Annual Report, we are devoting substantially all of our efforts to the execution of our business operations. Through fiscal 2009, funding to acquire and explore gold properties and for operational purposes was acquired through private financings.

Muluncay Project

On March 30, 2009, we entered into the Share Transfer Agreement with Del Pacifico and its wholly owned subsidiary, Companda Muluncaygold Corp. S.A. (“Muluncay”).  In accordance with the terms and provisions of the Share Transfer Agreement, we acquired 100% of the total issued and outstanding shares of common stock of Muluncay and its Controlling Assets. The total purchase price for the shares of common stock and Controlling Assets was $3,600,000, which was to be paid in installments and in accordance with a promissory note in the principal amount of $3,600,000 between us and Muluncay (the “Muluncay Promissory Note”). Repayment of the Muluncay Promissory Note shall begin only upon Muluncay reaching production of 400 tons per day in their operation using 26 day average in a 30-day calendar month (the “Minimum Operations”). As additional consideration for the purchase of Muluncay, we released Del Pacifico from a debt due and owing to us in the principal amount of $1,195,000 plus interest.

In further accordance with the terms and provisions of the Share Transfer Agreement, we also agreed to transfer to Muluncay an aggregate of $1,800,000 as follows: (i) an initial payment of $800,000 within ninety day of March 30, 2009; and (ii) the balance of $1,000,000 within 180 days of March 30, 2009.  On December 4, 2009, we were notified by Del Pacifico that we had been in default of our obligation to provide the $1,800,000 to Muluncay. The Share Transfer Agreement, which transferred control of Muluncay from Del Pacifico to us, required that we invest $1,800,000 in Muluncay within 180 days of the March 30, 2009 effective date of the Share Purchase Agreement.  As of the date of this Annual Report, we have transferred approximately $735,000 under the terms and provisions of the Share Purchase Agreement.

As of December 11, 2009, we were in default for the purchase of Muluncay. We received a letter on February 11, 2010 in which Del Pacifico informed us of its intent to enforce its rights under the Share Transfer Agreement and terminated all contractual agreements between us and Del Pacifico effective December 31, 2009. In the interest of our shareholders and lacking financial funds to further pursue contractual agreements with Del Pacifico, we acknowledged the letter from Del Pacifico and released all claims on the Controlling Assets and rights under the terms of the Share Purchase Agreement.

Effective December 31, 2009, we determined to discontinue operations through our Muluncay subsidiary. We were released from all obligations and released all claims on the Controlling Assets primarily because we had incurred significant operating losses since acquisition and we could not attract operating capital to meet contractual obligations since the acquisition of Muluncay. On December 31, 2009, we completed the loss recognition for a total loss of $2,178,971. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Operations

Mining operations at the Muluncay Project produced 28-30 tons per day. The ore was transported from the mine through one ton rail cars, and was fed into three Chilean Mills, which feed into a cyanidation process and on to an activated carbon system.  The ore was then processed into gold granules and melted, netting approximately 95-96% pure gold. The Chilean Mills are cleaned once a week and go through an amalgamation process using Mercury netting on average 150 -180 grams of pure gold weekly.  The Muluncay Project had been averaging approximately 4 kilos of gold per month total.

On October 2, 2009, we were notified that an extrajudicial complaint was executed regarding foreclosure of the mortgage on the property comprising our Ecuadorian operations, including the Muluncay gold mine.  The letter, which was served Del Pacifico on October 8, 2009, stated that if the over due installments due March 10, 2009, June 10, 2009 and September 11, 2009 were not remitted within 72 hours, the necessary documents to reverse the sale should be executed.

On October 12, 2009, we secured a $210,000 loan by entering into a securities purchase agreement and redeemable debenture (the “$210,000 Loan”) with one of our major stockholders, Trafalgar Capital Specialized Investment Fund (“Trafalgar”).  Proceeds of the $210,000 Loan were used to pay the past due mortgage payments. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Description and Location

The Muluncaygold concession lies in the centre of the Portovelo-Zaruma mining camp, which is found in the cantons of Ayapamba and Paccha, Province of El Oro, southern Ecuador. It is centered at Latitude 03º 36’ 30” South and Longitude 79º40’ west. It covers an area of 374 hectares.  Muluncaygold assets include all contracts, mining equipment, and operations as follows:

Asociacion de Mineros Autonomos Muluncay area, Code 338, along with an ore reduction and processing plant together with seven mines:

1.           MARI JANE (BUENA ESPERANZA)
2.           JACETH ETHAN (EL AGUACATE)
3.           LA CHONTA Y LOS QUINDE
4.           NARANJITO
5.           SEÑOR DE LA DIVINA JUSTICIA
6.           LAS CAÑAS
7.           LOS OSOS

Table 1 – Muluncay Boundary Coordinates

Easting – m	Northing – m
652000	9599400
653100	9599400
7653100	9596800
651600	9596800
651600	9599000
652000	9599000
652000	9599400

The project is situated about 175 kilometers southeast and 60 kilometers east of the major Pacific port cities of Guayaquil and Machala, respectively. It lies on the western slope of the Andes Mountains, part of the Western Cordillera which runs the length of the west coast of North and South America.

Country Dynamics

Although gold has been mined in Ecuador for hundreds of years it is one of the least explored and least mineralogical mapped countries.  Ecuador is the only Latin American country without industrial mining operations.  In 2008 Ecuador underwent far-reaching mining industry changes wherein 75% of the country’s mining concessions were cancelled, and mining licenses were suspended through January of 2009. The industry changes enable for-profit companies with access to outside capital to consolidate the industry.  The newly enacted Ecuador mining law, which is attached to this Current Report on Form 8-K as Exhibit 10.6, include a requirement to process 100 tons/day of material and to increase tailing plant coverage to improve environmental conditions.

Principal Products

In the event we are successful in mining and producing gold, we will generally sell our gold at the prevailing market price during the month in which the gold is delivered to the customer. We will recognize revenue from a sale when the price is determinable, the gold has been delivered, the title has been transferred to the customer and collection of the sales price is reasonably assured.

Gold Uses. Gold has two main categories of use: fabrication and investment. Fabricated gold has a variety of end uses, including jewelry, electronics, dentistry, industrial and decorative uses, medals, medallions and official coins. Gold investors buy gold bullion, official coins and jewelry.

Gold Supply. The supply of gold consists of a combination of current production from mining and the draw-down of existing stocks of gold held by governments, financial institutions, industrial organizations and private individuals.

Gold Price. The following table presents the annual high, low and average afternoon fixing prices for gold over the past ten years, expressed in US dollars per ounce, on the London Bullion Market.

	Gold Price (USD) on the London Bullion Market
Year	High	Low	Average
1999	$326	$253	$279
2000	313	264	279
2001	293	256	271
2002	349	278	310
2003	416	320	363
2004	454	375	410
2005	536	411	444
2006	725	525	604
2007	841	608	695
2008	1,011	713	872
2009 (Through March 10, 2009)	990	810	902

Source: London Metal Exchange

On March 10, 2010, the afternoon fixing price for gold on the London Bullion Market was $___ per ounce.

Employees

As of the date of this Annual Report, we employ five full time equivalents (FTEs) in the United States, and approximately one hundred in Ecuador.

Government Regulation

Mining operations and exploration activities are subject to various national, state, provincial and local laws and regulations which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters.  Upon acquisition of Muluncaygold, we will have obtained or have pending applications for those licenses, permits or other authorizations required to conduct our exploration and other programs. We believe that we will be in compliance in all material respects with applicable mining, health, safety and environmental statutes and the regulations passed thereunder in the jurisdictions in which we will operate.  See “Item 1A. Risk Factors”.

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

Changes to current local, state or federal laws and regulations in the jurisdictions where we operate could require additional capital expenditures and increased operating and/or reclamation costs. Although we are unable to predict what additional legislation, if any, might be proposed or enacted, additional regulatory requirements could impact the economics of our planned projects. We estimate that we will not incur material capital expenditures for environmental control facilities during the current fiscal year.

Competition

We compete with other mining companies in connection with the acquisition, exploration, financing and development of gold properties. There is competition for the limited number of gold acquisition and exploration opportunities, some of which is with other companies having substantially greater financial resources than we have. As a result, we may have difficulty acquiring attractive gold projects at reasonable prices. We also compete with other mining companies for mining engineers, geologists and other skilled personnel in the mining industry and for exploration and development equipment.

We believe no single company has sufficient market power to affect the price or supply of gold in the world market.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in evaluating our company and its business before purchasing shares of our common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. The risks described below are all of the material risks that we are currently aware of that are facing our company. Additional risks not presently known to us may also impair our business operations. You could lose all or part of your investment due to any of these risks.

RISKS RELATED TO OUR BUSINESS

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

To date we have been involved primarily in financing activities, acquisition activities, and limited exploration activities.  Before discontinuation of operations, our only anticipated revenue producing properties comprised the Muluncay Project.  These revenue producing properties have been virtually exhausted of high grade ore to a depth of 200 meters, and there has been no drilling to test the depth potential of the mining system. Our inability to generate revenues could eventually inhibit our ability to continue in business or achieve our business objectives.

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

The gold mining industry is intensely competitive, and there is no assurance that, even if we discover commercial quantities of gold mineral resources, a profitable market will exist for the sale of those resources.  There can be no assurance that gold prices will remain at such levels or be such that we can mine at a profit.  Factors beyond our control may affect the marketability of any minerals discovered.  Gold prices are subject to volatile changes resulting from a variety of factors including international economic and political trends, expectations of inflation, global and regional supply and demand and consumption patterns, metal stock levels maintained by producers and others, the availability and cost of metal substitutes, currency exchange fluctuations, inflation rates, interest rates, speculative activities and increased production due to improved mining and production methods.

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

We may not be able to obtain insurance to cover these risks at economically feasible premiums.  Insurance against certain environmental risks, including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from production, is not generally available to us or to other companies within the mining industry.  We may suffer a material adverse effect on our business if we incur losses related to any significant events that are not covered by our insurance policies.

Calculation of mineral resources and metal recovery is only an estimate, and there can be no assurance about the quantity and grade of minerals until resources are actually mined.

The calculation of reserves, resources and corresponding grades being mined or dedicated to future production are imprecise and depend on geological interpretation and statistical inferences or assumptions drawn from drilling and sampling analysis, which might prove to be unpredictable.  Mineral resources that are not mineral reserves do not have demonstrated economic viability.  Until reserves or resources are actually mined and processed, the quantity of reserves or resources and grades must be considered as estimates only.  Any material change in the quantity of reserves, resources, grade or stripping ratio may affect the economic viability of our properties.  In addition, there can be no assurance that metal recoveries in small-scale laboratory tests will be duplicated in larger scale tests under on-site conditions or during production.

Our operations involve exploration and development and there is no guarantee that any such activity will result in commercial production of mineral deposits.

Gold deposits have been nearly exhausted within 200 meters of the surface on the properties we originally intended to mine before discontinuation of operations.  There has been no drilling to test the depth potential of commercial ore on these properties, and proposed programs on such properties are exploratory in nature.  Development of these mineral properties is contingent upon obtaining satisfactory exploration results.  Mineral exploration and development involve substantial expenses and a high degree of risk, which even a combination of experience, knowledge and careful evaluation may not be able to adequately mitigate.  There is no assurance that additional commercial quantities of ore will be discovered on our exploration properties.  There is also no assurance that, even if commercial quantities of ore are discovered, a mineral property will be brought into commercial production, or if brought into production, that it will be profitable.  The discovery of mineral deposits is dependent upon a number of factors including the technical skill of the exploration personnel involved. The commercial viability of a mineral deposit is also dependent upon, among a number of other factors, its size, grade and proximity to infrastructure, current metal prices, and government regulations, including regulations relating to royalties, allowable production, importing and exporting of minerals, and environmental protection.   Most of the above factors are beyond our control.

Competition for new mining properties may prevent us from acquiring interests in additional properties or mining operations.

Significant and increasing competition exists for mineral acquisition opportunities throughout the world.  Some of the competitors are large, more established mining companies with substantial capabilities and greater financial resources, operational experience and technical capabilities than us. As a result of the competition, we may be unable to acquire rights to exploit additional attractive mining properties on terms we consider acceptable.  Increased competition could adversely affect our ability to attract necessary capital funding or acquire any interest in additional operations that would yield reserves or result in commercial mining operations.

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

Actual capital costs, operating costs, production and economic returns may differ significantly from those we have anticipated and there can be no assurance that any future development activities will result in profitable mining operations.

Capital and operating costs, production and economic returns, and other estimates contained in the feasibility studies for our projects may differ significantly from those anticipated by our current studies and estimates, and there can be no assurance that our actual capital and operating costs will not be higher than currently anticipated.  In addition, delays to construction schedules may negatively impact the net present value and internal rates of return of our mineral properties as set forth in the applicable feasibility studies.

Recently enacted Ecuadorian mining law requires the mining concession to produce 100 tons per day

Recent Ecuadorian mining law requires mining output in excess of what our mine currently produces.  While we expect to be fully compliant with Ecuador law within the window of time provided by such law, there is no guarantee that we will become compliant.  Our failure to become compliant with Ecuador mining law within the prescribed time will be detrimental to us.

There can be no assurance that the interests held by us in our properties is free from defects.

We investigated the rights to explore and exploit the Muluncay properties, and, to the best of our knowledge, believed those rights were in good standing. As of the date of this Annual Report, operations have been discontinued through Muluncay. In the event we acquire subsequent interests and rights, no guarantee can be given that such rights will not be revoked or significantly altered to our detriment. There can also be no guarantee that our rights will not be challenged or impugned by third parties.  The properties may be subject to prior recorded and unrecorded agreements, transfers or claims, and title may be affected by, among other things, undetected defects.  A successful challenge to the precise area and location of these claims could result in our inability to operate on these properties as permitted or being unable to enforce any rights with respect to our properties.

We are exposed to risks of changing political stability and government regulation in the country in which it intends to operate.

Our mining rights in Ecuador that may be affected in varying degrees by political instability, government regulations relating to the mining industry and foreign investment therein, and the policies of other nations in respect of Ecuador.  Any changes in regulations or shifts in political conditions are beyond our control and may adversely affect its business.  Our operations may be affected in varying degrees by government regulations, including those with respect to restrictions on production, price controls, export controls, income taxes, expropriation of property, employment, land use, water use, environmental legislation and mine safety.  The regulatory environment is in a state of continuing change, and new laws, regulations and requirements may be retroactive in their effect and implementation.  Our operations may also be affected in varying degrees by political and economic instability, economic or other sanctions imposed by other nations, terrorism, military repression, crime, extreme fluctuations in currency exchange rates and high inflation.

We are subject to substantial environmental and other regulatory requirements and such regulations are becoming more stringent. Non-compliance with such regulations, either through current or future operations or a pre-existing condition could materially adversely affect us.

All phases of our operations are subject to environmental regulations in the jurisdiction in which it operates.  Environmental legislation is evolving in a manner that will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors, and employees.  There can be no assurance that future changes in environmental regulation, if any, will not be materially adverse to our operations.

The mining properties may contain environmental hazards, which are presently unknown to us and which have been caused by previous or existing owners or operators of the properties.  If these properties do contain such hazards, this could lead to our inability to use the properties or may cause us to incur costs to clean up such hazards.  In addition, we could find ourselves subject to litigation should such hazards result in injury to any persons.

Government approvals and permits are sometimes required in connection with mining operations.  Although we believe we will obtain all of the material approvals and permits to carry on its operations, we may require additional approvals or permits or may be required to renew existing approvals or permits from time to time.  Obtaining or renewing approvals or permits can be a complex and time-consuming process.  There can be no assurance that we will be able to obtain or renew the necessary approvals and permits on acceptable terms, in a timely manner, or at all.  To the extent such approvals are required and not obtained; we may be delayed or prohibited from proceeding with planned exploration, development or mining of mineral properties.

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

Amendments to current laws, regulations and permits governing operations and activities of mining companies, or more stringent implementation of such requirements could have a material adverse impact on us and cause increases in capital expenditures or production costs or reductions in levels of production at producing properties or require abandonment or delays in development of new mining properties.

We Are a New Entrant Into the Gold Mining and Development Industry Without Profitable Operating History.

Since inception, our activities have been limited to organizational efforts, obtaining working capital, acquiring the Muluncay Project and consummating the acquisition of various agreements. As a result, there is limited information regarding property related production potential or revenue generation potential.

The business of gold exploration and development and mining is subject to many risks and if gold is found in economic production quantities, the potential profitability of future possible gold ventures depends upon factors beyond our control. The potential profitability of gold properties if economic quantities are found is dependent upon many factors and risks beyond our control, including, but not limited to: (i) unanticipated ground conditions; (ii) geological problems; (iii) mining and other processing problems; (iv) the occurrence of unusual weather or operating conditions and other force majeure events; (v) lower than expected gold finds; (vi) accidents; (vii) delays in the receipt of or failure to receive necessary government permits; (viii) delays in transportation; (ix) labor disputes; (x) government permit restrictions and regulation restrictions; (xi) unavailability of materials and equipment; and (xii) the failure of equipment to operate in accordance with specifications or expectations.

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

We Have a History of Operating Losses and There Can Be No Assurance We Will Be Profitable in the Future.

We have a history of operating losses, expect to continue to incur losses, and may never be profitable, and we must be considered to be in the exploration stage. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses totaling $3,525,374 from December 29, 2003 (inception) to December 31, 2009. As of December 31, 2009, we had an accumulated deficit of $40,439 during the development stage and an accumulated deficit of $3,361,445 and had incurred losses of $3,361,445 during fiscal year ended December 31, 2009. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) the costs to acquire additional properties are more than we currently anticipate; (ii) mining and completion costs for additional properties increase beyond our expectations; or (iii) we encounter greater costs associated with general and administrative expenses or offering costs.

Our development of and participation in what could evolve into an increasing number of gold prospects may require substantial capital expenditures. The uncertainty and factors described throughout this section may impede our ability to economically find, develop, produce, and acquire gold properties. As a result, we may not be able to achieve or sustain profitability or positive cash flows from operating activities in the future.

We Have Received a Going Concern Opinion From Our Independent Registered Public Auditors’ Report Accompanying Our December 31, 2009 and December 31, 2008 Financial Statements.

The independent registered public auditor's report accompanying our December 31, 2009 and 2008 audited financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going  concern. The financial statements have been prepared "assuming that the Company will continue as a going concern." Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders will be materially and adversely affected

We may need additional capital to accomplish our exploration and development plans, and there can be no assurance that financing will be available on terms acceptable to us or at all.

The exploration and development of mining properties, including the continued exploration and development of any proposed projects and the construction of mining facilities and operations may require substantial additional financing.  Failure to obtain sufficient financing, or financing on terms acceptable to us, may result in a delay or indefinite postponement of exploration, development or production on any or all properties we may obtain, or even a loss of an interest in a property.  The only source of funds now available to us is through the sale of debt or equity capital, properties, royalty interests or the entering into of joint ventures or other strategic alliances in which the funding sources could become entitled to an interest in properties or projects we may obtain.  Additional financing may not be available when needed or if available, the terms of such financing might not be favorable to us and might involve substantial dilution to existing shareholders.  If financing involves the issuance of debt, the terms of the agreement governing such debt could impose restrictions on our operation of our business.  Failure to raise capital when needed would have a material adverse effect on our business, financial condition and results of operations.

We are exposed to risks of changing labor and employment regulations.

Production at its mining operations is dependent upon the efforts of mining employees.  In addition, employee relations may be affected by changes in the scheme of labor relations that may be introduced by the relevant governmental authorities in whose jurisdictions we carry on business.  Changes in such legislation or in the relationship between us and our employees may have a material adverse effect on our business, results of operations and financial condition.

Our operations are subject to the laws of Ecuador.

Our Muluncay Project operates through a foreign company, and substantially all of our assets are held through such foreign entity.  Accordingly, any governmental limitation on the transfer of cash or other assets between us and a foreign subsidiary could restrict our ability to fund our operations efficiently.  Any such limitations or the perception that such limitations may exist now or in the future could have an adverse impact on our prospects, financial condition and results of operations.

We rely on our management and key personnel, and there is no assurance that such persons will remain with us or that we will be able to recruit skilled individuals.

We rely heavily on our existing management. We do not maintain "key man" insurance. Recruiting and retaining qualified personnel is critical to our success.  The number of persons skilled in the acquisition, exploration and development of mining properties is limited and competition for the services of such persons is intense.  As our business activity grows, it may require additional key financial, administrative, technical and mining personnel.  Although we believe that we will be successful in attracting and retaining qualified personnel, there can be no assurance of such success.  The failure to attract such personnel to manage growth effectively could have a material adverse effect on our business, prospects, financial conditions and results of operations.

Our Officers and Directors May be Subject to Conflicts of Interest.

Certain of our officers and directors at times may only part time and can become subject to conflicts of interest. Some devote part of their working time to other business endeavors, including consulting relationships with other entities, and has responsibilities to these other entities. Such conflicts include deciding how much time to devote to our affairs, as well as what business opportunities should be presented to us. Because of these relationships, our officers and directors could be subject to conflicts of interest. Currently, we have no policy in place to address such conflicts of interest.

Nevada Law and Our Articles of Incorporation May Protect our Directors From Certain Types of Lawsuits.

Nevada law provides that our officers and directors will not be liable to us or our stockholders for monetary damages for all but certain types of conduct as officers and directors. Our Bylaws permit us broad indemnification powers to all persons against all damages incurred in connection with our business to the fullest extent provided or allowed by law. The exculpation provisions may have the effect of preventing stockholders from recovering damages against our officers and directors caused by their negligence, poor judgment or other circumstances. The indemnification provisions may require us to use our limited assets to defend our officers and directors against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

RISKS RELATED TO OUR COMMON STOCK

Sales of a Substantial Number of Shares of Our Common Stock Into the Public Market by Certain Stockholders May Result in Significant Downward Pressure on the Price of Our Common Stock and Could Affect Your Ability to Realize the Current Trading Price of Our Common Stock.

Sales of a substantial number of shares of our common stock in the public market by certain stockholders could cause a reduction in the market price of our common stock.  As of the date of this Annual Report, we have 93,031,500 shares of common stock issued and outstanding.

As of the date of this Annual Report, there are 41,564,000 outstanding shares of our common stock that are restricted securities as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions. Further, as of the date of this Annual Report, there are an aggregate of 10,000,000 whole warrants outstanding. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Any significant downward pressure on the price of our common stock as the selling stockholders sell their shares of our common stock could encourage short sales by the selling stockholders or others. Any such short sales could place further downward pressure on the price of our common stock.

The Trading Price of Our Common Stock on the OTC Bulletin Board Will Fluctuate Significantly and Stockholders May Have Difficulty Reselling Their Shares.

As of the date of this Annual Report, our common stock trades on the Over-the-Counter Bulletin Board. There is a volatility associated with Bulletin Board securities in general and the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock: (i) disappointing results from our exploration or development efforts; (ii) failure to meet our revenue or profit goals or operating budget; (iii) decline in demand for our common stock; (iv) downward revisions in securities analysts' estimates or changes in general market conditions; (v) technological innovations by competitors or in competing technologies; (vi) lack of funding generated for operations; (vii) investor perception of our industry or our prospects; and (viii) general economic trends; and (ix) commodity price fluctuation

In addition, stock markets have experienced price and volume fluctuations and the market prices of securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of our common stock. As a result, investors may be unable to sell their shares at a fair price and you may lose all or part of your investment.

Additional Issuance of Equity Securities May Result in Dilution to Our Existing Stockholders.

Our Articles of Incorporation, as amended, authorize the issuance of 1,000,000,000 shares of common stock and 200,000,000 shares of preferred stock. The Board of Directors has the authority to issue additional shares of our capital stock to provide additional financing in the future and the issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders. As a result of such dilution, your proportionate ownership interest and voting power will be decreased accordingly. Further, any such issuance could result in a change of control.
.

As at December 31, 2009, there were $1,300,000 of debentures outstanding, which debentures are convertible into common shares at a conversion price equal to the lesser of: (a) an amount equal to one hundred  percent (100%) of the Volume Weighted Average Price (“VWAP”) as quoted by Bloomberg L.P. on October 15, 2008, or (b) an amount equal to eighty-five percent (85%)  of the lowest daily closing VWAP as quoted by Bloomberg L.P. during the five (5) trading days immediately preceding the conversion date.  During the life of the debentures, the holders of such securities are given an opportunity to profit from a rise in the market price of common shares with a resulting dilution in the interest of the other shareholders.

As at December 31, 2010, there were 10,200,000 shares of Series A Preferred Shares issued and outstanding.

Our ability to obtain additional financing during the period in which such rights are outstanding may be adversely affected and the existence of the rights may have an adverse effect on the market price of its common shares.  The holders of the debentures may exercise such securities at a time when we would be able to obtain needed capital by a new offering of securities on terms more favorable than those provided by the outstanding rights.  The increase in the number of our common shares in the market resulting from the exercise of such rights and the possibility of sales of such shares may have a depressive effect on the price of our common shares.  In addition, as a result of such additional common shares, the voting power of our existing shareholders will be substantially diluted.

We may, in the future, grant to some or all of its directors, key employees and consultants options to purchase its common shares at exercise prices equal to market prices at times when the public market is depressed. To the extent that significant numbers of such options are granted and exercised, the interests of our then existing shareholders will be subject to additional dilution.

We may be subject to "penny stock" regulations.

The Securities and Exchange Commission, or SEC, has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. A broker-dealer must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer, and our sales person in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for stock that becomes subject to those penny stock rules. These additional sales practice and disclosure requirements could impede the sale of our securities. Whenever any of our securities become subject to the penny stock rules, holders of those securities may have difficulty in selling those securities.

The trading price for our common shares is volatile.

Securities of micro- and small-cap companies have experienced substantial volatility in the past, often based on factors unrelated to the financial performance or prospects of the companies involved. These factors include macroeconomic developments in North America and globally and market perceptions of the attractiveness of particular industries. Our share price is also likely to be significantly affected by short-term changes in gold prices or in its financial condition or results of operations as reflected in its quarterly earnings reports. Other factors unrelated to our performance that may have an effect on the price of its common shares include the following: the extent of analytical coverage available to investors concerning our business may be limited if investment banks with research capabilities do not follow our securities; the lessening in trading volume and general market interest in our securities may affect an investor's ability to trade significant numbers of common shares; the size of our public float may limit the ability of some institutions to invest in our securities; and a substantial decline in the price of its common shares that persists for a significant period of time could cause our securities to be delisted from the OTCBB, further reducing market liquidity.  As a result of any of these factors, the market price of our common shares at any given point in time may not accurately reflect our long-term value.

We have no record of paying dividends.

We have no dividend record.  We have not paid any dividends on the common shares since incorporation and do not anticipate doing so in the foreseeable future.  Payment of any future dividends will be at the discretion of our board of directors after taking into account many factors, including operating results, financial condition, capital requirements, business opportunities and restrictions contained in any financing agreements.

ITEM 1B. UNRESOLVED STAFF COMMENTS

No report is required.

ITEM 2. PROPERTY

Upon consummation of Muluncay on March 30, 2009, we obtained an undivided 100% interest in the following mining concession. The Muluncay concession lies in the center of the Portovelo-Zaruma mining camp, which is found in the cantons of Ayapamba and Paccha, Province of El Oro, southern Ecuador. On January 2, 2008, Muluncaygoldcorp S.A. formalized with Minera del Pacifico Noroeste S.A. a leasing contract of seven mines:

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

As of December 31, 2009, we have discontinued operations through Muluncay and been terminated our rights to the mining concessions above.

Our principal office space is located at 545 Eighth Avenue, Suite 401, New York, New York 10018. The office space is for corporate identification, mailing, and courier purposes only and is provided to us at no cost. The office and services related thereto may be cancelled at any time.

ITEM 3. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Annual Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 4. REMOVED AND RESERVED

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON EQUITY

Shares of our common stock commenced trading on the OTC Bulletin Board under the symbol “TTXP:OB”. The market for our common stock is limited, and can be volatile. The following table sets forth the high and low bid prices relating to our common stock on a quarterly basis for the periods indicated as quoted by the NASDAQ stock market. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

Fiscal Quarter	High Bid	Low Bid
2009
Fourth Quarter 10-01-09 to 12-31-09	$0.0095	$0.014
Third Quarter 07-01-09 to 09-30-09	$0.60	$0.092
Second Quarter 04-01-09 to 06-30-09	$2.34	$0.55
First Quarter 01-01-09 to 03-31-09	$2.50	$2.25

Fiscal Quarter	High Bid	Low Bid
2008
Fourth Quarter 10-01-08 to 12-31-08	$0.75	$0.75
Third Quarter 07-01-08 to 09-30-08	$0.75	$0.75
Second Quarter 04-01-08 to 06-30-08	$0.00	$0.00
First Quarter 01-01-08 to 03-31-08	$0.00	$0.00

As of December 31, 2009, we had 46 shareholders of record of our common stock, including shares held by brokerage clearing houses, depositories, or otherwise in unregistered form. We have no outstanding options or warrants, but we do have $1,300,000 in outstanding convertible debentures that are convertible into common equity.

DIVIDEND POLICY

No dividends have ever been declared by the Board of Directors on our common stock. Our losses do not currently indicate the ability to pay any cash dividends, and we do not indicate the intention of paying cash dividends either on our common stock in the foreseeable future.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATION PLANS

We do not have an equity compensation plan. The table set forth below presents information relating to outstanding warrants.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding column (a))
Equity Compensation Plans Approved by Security Holders	-0-	-0-	-0-
Equity Compensation Plans Not Approved by Security Holders Warrants	10,000,000 150,000	$0.003 0.17	-0- -0-
Total

RECENT SALES OF UNREGISTERED SECURITIES

As of the date of this Annual Report and during fiscal year ended December 31, 2009, to provide capital, we sold stock in private placement offerings, issued stock in exchange for our debts or pursuant to contractual agreements as set forth below.

2009 PRIVATE PLACEMENTS

May/June/July/August 2009 Private Placement

During May, June, July and August 2009, we completed a private placement offering (the “2009 Private Placement Offering”), whereby we issued an aggregate of 264,000 shares of our restricted common stock at a price of $0.25 per share for aggregate consideration of $66,000. The Private Placement Offering was completed in reliance on Regulation D, Rule 506, and/or Regulation S of the Securities Act of 1933, as amended (the “Securities Act”). Sales were made to certain U.S. residents. The Private Placement Offering was not registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the Securities and Exchange Commission or an applicable exemption from the registration requirements. The per share price of the Private Placement Offering was arbitrarily determined by our Board of Directors based upon analysis of certain factors including, but not limited to, stage of development, industry status, investment climate, perceived investment risks, our assets and net estimated worth.

During May 2009, we issued an additional 25,000 shares of restricted common stock to an investor at $0.25 per share in consideration of execution of a letter of intent for funding. As of December 31, 2009, the letter of intent had not yet been finalized and consideration for the stock had not yet been received, resulting in a stock subscription receivable of $6,250.

During July 2009, we issued an additional 500,000 shares of restricted common stock to an investor at $0.25 per share in consideration of execution of a letter of intent for funding. As of December 31, 2009, the letter of intent had not yet been finalized and uncertainly exists in the ability of the investor to complete the transaction. Therefore, as of the date of this Annual Report, we consider the deposit of $125,000 impaired and unlikely to be received. We have requested that the investor return the restricted stock certificate.

CONSULTANTS

On July 20, 2009, we issued to a consultant 2,500 shares of our restricted common stock at $0.40 per share for services totaling $1,000. The shares of common stock were issued in reliance on Section 4(2) of the Securities Act. The per share price of the shares was arbitrarily determined by our Board of Directors based upon analysis of certain factors including, but not limited to, stage of development and exploration of properties, industry status, investment climate, perceived investment risks, our assets and net estimated worth.

On August 26, 2009, we issued to three consultants an aggregate of 100,000 shares of our restricted common stock at $0.18 per share for services totaling $18,000. We also issued 150,000 warrants at $017 per share for services totaling $25,500. The warrants are exercisable for a period of ___ years at $___ per share.  The per share price of the shares was arbitrarily determined by our Board of Directors based upon analysis of certain factors including, but not limited to, stage of development and exploration of properties, industry status, investment climate, perceived investment risks, our assets and net estimated worth.

On September 9, 2009, we issued to a consultant 200,000 shares of our restricted common stock at $0.15 per share for services totaling $30,000. The shares of common stock were issued in reliance on Section 4(2) of the Securities Act. The per share price of the shares was arbitrarily determined by our Board of Directors based upon analysis of certain factors including, but not limited to, stage of development and exploration of properties, industry status, investment climate, perceived investment risks, our assets and net estimated worth.

PREFERRED SHARES

On June 30, 2009, we issued 10,200,000 shares of our Series I Preferred Stock, $0.001 par value, to Trafalgar Capital Specialized Investment Funds FIS (“Trafalgar”) in exchange for Trafalgar’s 5,900,000 shares of our common stock. The 5,900,000 shares of our common stock shall be retired into treasury and no longer outstanding on our books. The issuance of Series I Preferred Stock to Trafalgar and retirement of Trafalgar’s common stock into treasury was approved by a majority of the holders of our common stock and approved by the Company’s Board of Directors on June 30, 2009. The shares of common stock were issued in reliance on Section 4(2) of the Securities Act.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During fiscal year ended December 31, 2009, certain shareholders voted approval as follows:

On July 1, 2009, pursuant to a unanimous decision of the shareholders of the Series I Preferred Shares, the designation of the preferred shares were amended as follows: “Each share of Series I Preferred Stock will be convertible, at the option of the holder thereof, at any time and from time to time, and without the payment of additional consideration by the holder thereof, into such number of fully paid and nonassessable shares of the Corporation’s  Common Stock as is determined by dividing (i) the Base Amount by (ii) the lowest volume weighted average price of the securities on the OTCBB, NASDAQ or other exchange or market on which such Common Stock trades in the five preceding days prior to the closing of such transaction (the "Series I Conversion Price").”  The amendment to the Designation of Series I Preferred Stock was approved by our Board of Directors on July 1, 2009.

On September 4, 2009, at a Special Meeting of our stockholders, the following matters were voted on and approved by greater than 50% of our voting capital stock. Representing 63.9% of the total issued and outstanding voting capital stock, 62,089,199 votes were cast in favor of the following matters: (i) the acquisition of 100% of the outstanding capital stock of Bozel for $20,000,000 cash and $80,000,000 of our common stock; (ii) election of Michel Marengere as one of our directors upon completion of the Bozel transaction; and (iii) financing of the $20,000,000 cash payment through the issuance of our convertible debentures or by such other means as our directors deem advisable.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial information is qualified by reference to, and should be read in conjunction with our consolidated financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” contained elsewhere herein. The selected consolidated income statement data for fiscal years ended December 31, 2009 and 2008 and the selected consolidated balance sheet data as of December 31, 2009 and 2008 are derived from our audited consolidated financial statements which are included elsewhere herein.

STATEMENT OF OPERATIONS	Years Ended December 31 2009 and 2008		For the Period from December 29, 2003 (inception) to December 31, 2009

Revenue	-0-	-0-	-0-

Operating Expenses
Organizational expenses	-0-	-0-	1,200
Depreciation	-0-	-0-	-0-
Professional fees	555,655	-0-	555,655
Salaries and wages	150,060	-0-	150,060
Advertising and promotion	68,750	-0-	68,750
Insurance	11,672	-0-	11,672
Other general and administrative expenses	263,019	115,205	440,643
Total Operating Expenses	1,049,156	115,205	1,227,980

Operating Loss	(1,049,156)	(115,205)	(1,227,980)

Other Income (Expense)
Interest expense	22,683	14,904	37,587
Currency exchange loss	-0-	(9)	(9)
Interest income	(370,336)	(32,192)	(370,336)
Total Other Income (Expense)	(347,653)	(17,297)	(332,758)

Loss Before Discontinued Operations	(1,396,809)	(132,502)	(1,560,738)
Net loss from discontinued operations	(2,178,971)	-0-	(2,178,971)
Net Loss From Discontinued Operations	(1,964,636)	-0-	(1,964,636)

Net Loss Applicable to Common Shares	(3,361,445)	(132,502)	(3,525,374)

BALANCE SHEET DATA
Total Assets	2,509,864	1,305,781
Total Liabilities	5,451,790	1,433,162
Total Stockholders’ Equity	(2,941,926)	(127,371)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATION

The summarized financial data set forth in the table below is derived from and should be read in conjunction with our audited financial statements for the period from inception (December 29, 2003) to fiscal year ended December 31, 2009, including the notes to those financial statements which are included in this Annual Report. The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report, particularly in the section entitled "Risk Factors". Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

We are a pre-exploration stage company and have not generated any revenue to date. The following table sets forth selected financial information for the periods indicated. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

RESULTS OF OPERATION

Fiscal Year Ended December 31, 2009 Compared to Fiscal Year Ended December 31, 2008.

Our net loss for fiscal year ended December 31, 2009 was ($3,361,445) compared to a net loss of ($132,502) during fiscal year ended December 31, 2008, an increase of $3,228,943. During fiscal years ended December 31, 2009 and 2008, we did not generate any revenue.

During fiscal year ended December 31, 2009, we incurred operating expenses of approximately $1,049,156 compared to $115,205 incurred during fiscal year ended December 31, 2008, an increase of $933,951. The increase in operating expenses was primarily attributable to the following items: (i) professional fees of $555,655 (2008: $-0-); (ii) salaries and wages of $150,060 (2008: $0); (iii) advertising and promotion of $68,750 (2008: $0); (iv) insurance of $11,672 (2008: $-0-); and (v) other general and administrative of $263,019 (2008: $115,205).  Operating expenses increased due to the increased scope and scale of our business operations. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Other income (expense) was incurred during fiscal year ended December 31, 2009 of $22,683 (2008: $14,904) and interest expense of $270,336) (2008: $32,192), which resulted in a loss before discontinued operations during fiscal year ended December 31, 2009 of ($1,396,809) compared to a less before discontinued operations during fiscal year ended December 31, 2008 of ($132,502).

During fiscal year ended December 31, 2009, we incurred a net loss from discontinued operations of ($2,178,971) as compared to a net loss from discontinued operations of $-0- during fiscal year ended December 31, 2008. We determined to discontinue operations with our Muluncay subsidiary, a mining operation in Ecuador. This resulted in a net loss applicable to common shares during fiscal year ended December 31, 2009 of ($3,361,445) as compared to a net loss applicable to common shares during fiscal year ended December 31, 2008 of ($132,502).  The weighted average number of shares outstanding was 92,447,750 for fiscal year ended December 31, 2009 compared to 92,440,000 for fiscal year ended December 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal Year Ended December 31, 2009

As at fiscal year ended December 31, 2009, our current assets were $22,433 and our current liabilities were $5,451,790, which resulted in a working capital deficit of $3,429,357. As of December 31, 2009, current assets were comprised of $22,433 in prepaid expenses. As of December 31, 2009, current liabilities were comprised of: (i) $56,269 in accounts payable; (ii) $24,589 in accounts payable – related party; (iii) $2,389,200 in convertible notes payable, current; (iv) $665,000 in convertible notes payable – related party, current; (v) $2,057,032 in bonds payable, convertible and secured – related party; (vi) $47,983 in accrued interest, convertible bonds payable – related party; (vii) $179,222 in accrued interest, convertible notes payable – related party; and (viii) $32,495 in short term notes payable. See “ – Material Commitments.”

As of December 31, 2009, our total assets were $2,509,864 comprised of: (i) $22,433 in current assets; (ii) $2,389,200 in investments, which represents Trilliant Diamonds’ interest in Global Diamond Resources; (iii) $92,585 in bond issue costs, net – related party; and (iv) $5,646 in deposits. . The increase in total assets during fiscal year ended December 31, 2009 from fiscal year ended December 31, 2008 was primarily due to our investment.

As at December 31, 2009, our total liabilities were $5,451,790 comprised entirely of current liabilities. The increase in liabilities during fiscal year ended December 31, 2009 from fiscal year ended December 31, 2008 was primarily due to the convertible notes payable, current, and the bonds payable, convertible and secured – related party.

Stockholders’ deficit increased from ($127,371) for fiscal year ended December 31, 2008 to ($2,941,926) for fiscal year ended December 31, 2009.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For fiscal year ended December 31, 2009, net cash flows used in operating activities was ($3,048,145) consisting primarily of a net loss of $3,361,445 adjusted by ($35,371) in amortization of bond issue costs – related party. Net cash flows used in operating activities was further changed by $179,222 in interest payable, $78,201 in accounts payable, $43,108 in bond interest payable and $39,567 in prepaid expenses.

Cash Flows from Investing Activities

For fiscal year ended December 31, 2009, net cash flows used in investing activities was ($1,399,200) which consisted of $2,389,200 in investments offset by $990,000 in issuance of notes receivable – related party compared to ($990,000) for fiscal year ended December 31, 2008.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the fiscal year ended December 31, 2009, net cash flows provided from financing activities was $4,262,335 compared to $1,336,250 for fiscal year ended December 31, 2008. Cash flows from financing activities for fiscal year ended December 31, 2009 consisted of $2,389,200 in net proceeds from bonds payable, $821,676 in proceeds from convertible bonds payable – related party; $740,000 in proceeds from convertible notes payable – related party and $319,559 from unknown.

PLAN OF OPERATION AND FUNDING

A substantial portion of fiscal year ended December 31, 2009 was dedicated to the Muluncay mining project and financing. As at December 31, 2009, our cash and cash equivalents were $-0-. For fiscal year ended December 31, 2009, we incurred a net operating loss of $1,396,809 and a net loss of $3,361,445. Net cash provided by financing activities for fiscal year ended December 31, 2009 of $4,262,335 of which $2,389,200 was due primarily to net proceeds received from bonds payable. The accumulated deficit increased was $3,361,445 as at December 31, 2009 due to insignificant revenues and increases in general & administrative costs, salaries and wages, note and bond interest, and professional fees.   The orchestration and execution of our business acquisitions resulted in increased professional fees and the need for funding.  As such, during fiscal year ended December 31, 2009, we entered into various note and bond payable agreements to finance our acquisitions and Muluncay operations, which increased our interest expense.  In addition, we entered into management and consulting agreements with our officers and directors, which contributed to the increased salaries and wages.

We will need additional further advances and issuance of debt instruments to fund our operations over the next six months. In connection with our future business plan, management anticipates additional increases in operating expenses and capital expenditures relating to acquisition of further interests in gold mining concessions. We would finance these expenses with further issuances of securities and debt issuances. We expect we would need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities would result in dilution to our current shareholders. Further, such securities may have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we have the following material commitments as described below.

Contractual Obligations	Total	Less than one year	1 – 3 Years	3 – 5 Years	More than 5 Years
Long Term Debt Obligations (1A)	$1,300,000	$-	$1,300,000	$-	$-
Long Term Debt Obligation (1B)	300,000		300,000
Long Term Debt Obligation (1C)	210,000		210,000
Long Term Debt Obligation (1D)	210,000		210,000
Notes payable (2. a-e)	3,150,200	3,150,200
Purchase Obligations (3)	3,600,000		1,800,000	1,800,000
Loan payable(4)	646,403	646,403
Mortgage payable (5)	147,082	147,082
Mortgage payable (6)	172,083	172,083
Mortgages payable (7)	219,955	219,955
IR Pro (8)
Camponi Insurance (9)	9,864	9,864
Reich Brothers (10)

Total	$9,545,587	$4,345,587	$3,400,000	$1,800,000	$-

(1A). On October 15, 2009, we entered into a convertible secured bond debenture in the principal amount of $1,300,000.  Interest accrues monthly at the rate of 9% APR and is payable monthly. Unless converted, principal is payable in full on October 15, 2010. Upon default, the interest rate is increased to 18%. Interest payments are made mid-month resulting in bond interest payable of $14,990 at December 31, 2009. Bond interest expense was $106,140 (including $18,390 in bond issuance cost amortization) for the year ended December 31, 2009. The bond has an optional conversion feature whereby the bond holder is entitled to convert the bond and accrued interest at any time based on the lesser of the stock price on the bonds’ inception (the “Fixed Price”), which was determined to be $0.61 per share) or the lowest daily closing volume weighted average price during the five days preceding conversion. If the common stock price drops below the Fixed Price, we have the option to redeem the bond provided we pay a 16% redemption premium on the amount redeemed. If the bond is not converted, we are required to make interest only payments for a period of one year following the bonds’ inception. Thereafter, we shall continue making month interest payments, in addition to quarterly principal payments of $325,000 and quarterly 16% redemption premium payments that amount to $52,000 per quarter ($208,000 total).

(1B). On April 30, 2009, we entered into a convertible secured bond debenture in the principal amount of $300,000. Interest accrues monthly at the rate of 9% APR and is payable monthly.  Unless converted, principal is payable in full on October 31, 2010. Upon default, the interest rate is increased to 18%. Interest payments are made at month end resulting in bond interest payable or $2,464 at December 31, 2009. Bon interest expense was $22,679 (including $11,429 in bond issuance cost amortization) for the fiscal year ended December 31, 2009. The bond has an optional conversion feature whereby the bond holder is entitled to convert the bond and accrued interest at any time based on the lesser of the stock price on the bonds’ inception (the “Fixed Price”), which was determined to be $0.61 per share) or the lowest daily closing volume weighted average price during the five days preceding conversion. If the common stock price drops below the Fixed Price, we have the option to redeem the bond provided we pay a 16% redemption premium on the amount redeemed. If the bond is not converted, we are required to make interest only payments for a period of one year following the bonds’ inception. Thereafter, we shall continue making month interest payments, in addition to quarterly principal payments of $75,000 and quarterly 16% redemption premium payments that amount to $12,000 per quarter ($48,000 total).

(1C). On October 12, 2009, we entered into a convertible secured bond debenture in the principal amount of $210,000. Interest accrues monthly at the rate of 9% APR and is payable monthly.  Unless converted, principal is payable in full on January 12, 2010 or upon completion of any new investments in us exceeding $1,500,000. Upon default, the interest rate is increased to 18% and we may convert all bonds held by the bond holder without restriction. Interest payments are made at month end resulting in bond interest payable or $4,115 at December 31, 2009. Bond interest expense was $4,115 for the fiscal year ended December 31, 2009. The bond has an optional conversion feature whereby the bond holder is entitled to convert the bond and accrued interest at any time based on the lesser of the stock price on the bonds’ inception (the “Fixed Price”), which was determined to be $0.07 per share) or the lowest daily closing volume weighted average price during the five days preceding conversion. If the common stock price drops below the Fixed Price, we have the option to redeem the bond provided we pay a 16% redemption premium on the amount redeemed. Limitations on conversion prevent the number of shares issued from exceeding 9.99%. The bonds carry a currency rate conversion clause wherein if the Euro to US dollar exchange rate is lower than the rate of October 12, 2009, then the number of shares to be issued shall be increased by an equal percentage of the decline in the exchange rate.

(1D). On November 3, 2009, we entered into a convertible secured bond debenture in the principal amount of $210,000. Interest accrues monthly at the rate of 9% APR and is payable monthly.  Unless converted, principal is payable in full on January 12, 2010 or upon completion of any new investments in us exceeding $1,500,000. Upon default, the interest rate is increased to 18% and we may convert all bonds held by the bond holder without restriction. Interest payments are made at month end resulting in bond interest payable or $2,993 at December 31, 2009. Bond interest expense was $2,993 for the fiscal year ended December 31, 2009. The bond has an optional conversion feature whereby the bond holder is entitled to convert the bond and accrued interest at any time based on the lesser of the stock price on the bonds’ inception (the “Fixed Price”), which was determined to be $0.07 per share) or the lowest daily closing volume weighted average price during the five days preceding conversion. If the common stock price drops below the Fixed Price, we have the option to redeem the bond provided we pay a 16% redemption premium on the amount redeemed. Limitations on conversion prevent the number of shares issued from exceeding 9.99%. The bonds carry a currency rate conversion clause wherein if the Euro to US dollar exchange rate is lower than the rate of October 12, 2009, then the number of shares to be issued shall be increased by an equal percentage of the decline in the exchange rate.

2(A) We entered into an arrangement with Charms Investments to obtain $275,000 of financing payable on or before January 5, 2010.  The note accrues interest at the rate of 8%.  On April 29, 2009 the agreement was amended to increase amounts loaned to $350,000.  All amounts are payable on or before June 23, 2010.

2(B) On July 1, 2009, we entered into an arrangement with Charms investments to obtain $100,000 of financing payable on or before July 1, 2010.  The note accrues interest at the rate of 8%.

2(C) On July 6, 2009, we entered into an arrangement with Charms Investments to obtain $20,000 of financing payable on or before July 6, 2010.  The note accrues interest at the rate of 8%.

2(D) We entered into an arrangement with Charms Investments to obtain $500,000 of financing payable on or before August 30, 2010.  The loan is issued in installments with $195,000 issued as of September 30, 2009.  The note accrues interest at the rate of 8%.

2(E) We entered into an arrangement with Benbrack Charkit Limited (a foreign investor) to obtain a note for $2,485,200 (1,500,000 British pouunds).  The note accrues interest at a rate of 12%.  All amounts are payable on or before June 24, 2010.  The note is convertible at $.45 per share of common stock.  Proceeds of the loan were used to acquire 10,000,000 shares of Global Diamond Resources held through Trilliant Diamonds, our subsidiary.

(3) In November 2008, we committed to the Muluncay project.  This contingent installment purchase requires payments of $1,800,000 within 180 days of the effective date of the agreement (projected in March 2009).  The outstanding balance shall accrue interest at 4.5% per annum, and four quarterly payments of $200,000 shall begin once the Muluncay project reaches production of 400 tons per day.  After four quarterly payments, payments of $300,000 shall continue until all principal and interest is fully paid. Uncertainty exists regarding the timing of when the mine will reach production of 400 tons per day. Therefore, when payments will begin and end for this purchase obligation is uncertain.

(4)  MuluncayGoldCorp held a loan payable to a shareholder of $515,170.  We assumed this debt. We expected but were not required to pay such loan in 2009. Since assuming this liability, the balance increased by $131,233.  As of December 31, 2009, the total liability is $646,403.

(5)  We acquired a plant from Del Pacifico for processing of ore, which was under mortgage.  Under local law, Del Pacifico may not transfer the note or property until paid in full. Under agreement, Del Pacifico will make the required mortgage payments, or at our option, we will make payments directly.  The mortgage is non interest bearing and requires payments of $25,000 per quarter.  As of December 31, 2009, the outstanding balance was $147,082 and $75,000 was in arrears.

(6)   We acquired five mines from Del Pacifico, which were under mortgage.  Under local law, Del Pacifico may not transfer the note or property until paid in full.  Under agreement, Del Pacifico will make the required mortgage payments, or at our option, we will make payments directly.  The mortgage is non interest bearing and requires payments of $29,167 per quarter.  As of December 31, 2009, the outstanding balance was $172,083, and $87,501 was in arrears.

(7)  We acquired a sixth mine from Del Pacifico, which was under mortgage.  Under local law, Del Pacifico may not transfer the note or property until paid in full.  Under agreement, Del Pacifico will make the required mortgage payments, or at our option, we will make payments directly.  The mortgage is non interest bearing and requires payments of $45,000 per quarter.  As of December 31, 2009, the outstanding balance was $219,995, and $219,995 was in arrears.

(8)  On June 22, 2009, we entered into a marketing contract with IR Pro 2.0.  The contract was six months in duration and required a deposit of $25,000, which was paid upon signing.  As of June 30, 2009 the remaining obligation is $100,000.  The contract was cancelled in July 2009 and no further liabilities exist.

(9)  On June 9, 2009, we purchased a directors and officers’ liability insurance policy in the amount of $20,760 with $5,760 paid at signing.  We paid $5,136 in August 2009.  The balance owed as of December 31, 2009 is $9,864.

(10)  On April 28, 2009, we entered into an introducing agreement in which Reich Brothers shall receive 10% of the gross investment by new shareholders brought to us by Reich Brothers.  While we have no current liability to Reich Brothers as of December 31, 2009, management believes this to be a material obligation.  As of December 31, 2009, we have paid $5,600 in fees to Reich Brothers.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our December 31, 2009 and December 31, 2008 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

RECENT ACCOUNTING PRONOUNCEMENTS

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

Currency Risk and Foreign Currency Translations

The functional currency of the Company is the United States Dollar (USD).  In accordance with ASC Topic No. 830, realized gains or losses on expenses incurred in denominations other than USD are recognized in earnings on the transaction date.  At such time as there are any foreign denominated assets or liabilities, the Company will report changes in valuation in a Statement of Other Comprehensive Income or (Loss) due to the changes in cumulative adjustments from foreign currency translation.   The company holds investments and notes payable denominated in Euros.  The company reported changes in the value of the asset due to foreign currency adjustments of $96,000 as of December 31, 2009 which is offset by adjustments to related liabilities.  The Company is required to pay interest in Euros on the above note payable.  As of December 31, 2009 the company accrued net interest of $68,796 after an adjustment of $5,787 in currency translation recorded in Accumulated Other Comprehensive Income.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM DATED APRIL _, 2010.

BALANCE SHEETS AS AT DECEMBER 31, 2009 AND DECEMBER 31, 2008.

STATEMENTS OF OPERATIONS FOR FISCAL YEARS ENDED DECEMBER 31, 2009 AND DECEMBER 31, 2008 AND FOR THE PERIOD FROM INCEPTION (DECEMBER 29, 2003) TO DECEMBER 31, 2009.

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE PERIOD FROM INCEPTION (DECEMBER 29, 2003) TO DECEMBER 31, 2009.

STATEMENTS OF CASH FLOWS FOR THE FISCAL YEARS ENDED DECEMBER 31, 2009 AND DECEMBER 31, 2008 AND FOR THE PERIOD FROM INCEPTION (DECEMBER 29, 2003) TO DECEMBER 31, 2009.

NOTES TO FINANCIAL STATEMENTS.

Insert financials

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our principal independent registered public accounting firm is Child, Van Wagoner & Bradshaw PLLC (CVWB”), 5296 S. Commerce Drive, Suite 300, Salt Lake City, Utah 84107. The report of CVWB on our financial statements for fiscal years ended December 31, 2009 and December 31, 2008 (which included the balance sheet as of December 31, 2009 and the statement of operations, cash flows and stockholders’ equity for the period from December 29, 2003 (inception) through December 31, 2009), did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope or accounting principles, other than to state that there is substantial doubt as to our ability to continue as a going concern.  During our fiscal year ended December 31, 2009 and December 31, 2008, there were no disagreements between us and CVWB, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of CVWB, would have caused CVWB to make reference thereto in its report on our audited financial statements.

ITEM 9A. CONTROLS AND PROCEDURES

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

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

All of our directors hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

Our directors and executive officers, their ages and positions held are as follows:

Name	Age	Position with the Company
Jeffrey Sternberg		President, Chief Executive Officer and Treasurer/Chief Financial Officer and a Director

Business Experience

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he or she was employed, and including other directorships held in reporting companies.

Jeffrey Sternberg.  Mr. Sternberg has been the President/Chief Executive Officer and the Treasurer/Chief Financial Officer and a member of the Board of Directors of the Company since February 1, 2010. Since the year 2000, Mr. Sternberg has been involved with investment advisory firms providing portfolio management and financial planning services to private and public companies. From approximately 2007 to current date, Mr. Sternberg has served as an analyst for Trafalgar Capital Advisors, LLC, an institutional investor (“Trafalgar”), where he is responsible for tracking and evaluating potential transactions and monitoring Trafalgar’s expenditures. From approximately 2004 to 2006, Mr. Sternberg served as the president of Advantage Capital Development Corporation, a small business development company (“Advantage Capital”), where he was primarily responsible for eliminating debt of client companies and managing Advantage Capital’s general operations.

AUDIT COMMITTEE AND CHARTER

We have a separately-designated audit committee of the board. Audit committee functions are performed by our board of directors. Our director is not deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention, and treatment of complaints regarding accounting, internal controls, and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. .

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

COMMITTEES OF THE BOARD OF DIRECTORS

As of the date of this Annual Report, we have not established a compensation committee nor a nominating committee. We intend within the next fiscal quarter to establish such committees and adopt and authorize certain corporate governance policies and documentation.

FAMILY RELATIONSHIPS

There are no family relationships among our directors or officers.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

During the past five years, none of our directors, executive officers or persons that may be deemed promoters is or have been involved in any legal proceeding concerning: (i) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (iii) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction permanently or temporarily enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activity; or (iv) being found by a court, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law (and the judgment has not been reversed, suspended or vacated).

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2009. The exception to the compliance is

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our Chief Executive Officer and those executive officers that earned in excess of $100,000 during fiscal years ended December 31, 2009 and 2008 (collectively, the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE

Executive Officer Compensation Table
Name and Principal Position	Year (US$)	Salary (US$)		Bonus Accrual (US$)	Stock Awards (US$)	Option Awards (US$)	Non Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
William Lieberman, President	2008 2009	$36,000 36,000	(1)	$75,000	0 0	0 0	0 0	0 0	0 0	$111,000 36,000
Andrew J Befumo, Secretary	2008 2009	$48,000 48,000	(1)	0 0	0 0	0 0	0 0	0 0	0 0	$48,000 48,000

(1)
In order to retain cash flows and conserve expenses, we retain the specialized services of directors and officers.  As of December 31, 2009 and December 31, 2008, we retained the services of William Lieberman – President, and Andrew Befumo – Secretary.  These individuals operate as consultants to the firm with the designated titles.  Mr. Lieberman receives $3000 per month base salary over a twelve-month period commencing December 31, 2008, with bonus eligibility of 100,000 shares of restricted stock payable upon the end of the contract term.  Mr. Befumo receives $4,000 per month (payable to Befumo & Schaeffer, PLLC), plus fees for additional services beyond the scope of his contract.

(2)
Effective on December 20, 2009, we accepted the resignation of Andrew Befumo as our secretary. Effective on January 31, 2010, we accepted the resignation of William Lieberman as our President/Chief Executive Officer and Treasurer/Chief Financial Officer and a director.

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

STOCK OPTIONS/SAW GRANTS IN FISCAL YEAR ENDED DECEMBER 31, 2009

The following table sets forth information as at December 31, 2009 relating to Stock Options that have been granted to the Named Executive Officers:

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

EMPLOYMENT AND CONSULTING AGREEMENTS

As of the date of this Annual Report, we do not have any contractual relationships with certain of our executive officers and directors as follows.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of the date of this Annual Report, the following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of the date of this Annual Report, there are 93,031,500 shares of common stock issued and outstanding.

Name and address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Position	Percent of Class
Jeffrey Sternberg Address	-0-	Current President/CEO?CFO and a director	-0-
William Lieberman 140 West 4th St. Apartment 9 New York, NY 10012	200,000	Prior President, Director	0.22%
Andrew Befumo PO Box 717 Culpeper, VA 22701	250,000	Prior Secretary	0.27%
Compania Minera del Pacifico, S.A. Cir. Norte #511 Y 12 AVA Machala, El Oro, Ecuador	16,500,000	N/A	17.74%
DZ Bank International S.A. FBO Trafalgar Specialized Investment Fund 4 Rue Thomas Edison L-1445 Luxembourg-Strassen R.C. Luxembourg, No B 15579	5,900,000	N/A	6.4%
Benstole Invest LTD 24 De Castro Street Wickhams Cay 1 Road Town, Tortola	10,000,000	N/A	10.75%
Phillip C. Smith 2877 South Paradise Suite 2206 Las Vegas, Nevada 89109	10,000,000	N/A	10.75%

*	Less than one percent.

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Annual Report. As of the date of this Annual Report, there are 93,031,500 shares issued and outstanding.

CHANGES IN CONTROL

We are unaware of any contract, or other arrangement or provision, the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

As of the date of this Annual Report, other than as disclosed below, none of our directors, officers or principal stockholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction or in any proposed transactions, which has materially affected or will materially affect us during fiscal year ended December 31, 2009.

Short-term Notes Payable

We have borrowed funds from stockholders for working capital purposes from time to time.  The loans are non-interest bearing.  They are payable on demand and, consequently, reported as current liabilities.  We have received $39,163 in advances since inception and made repayments of $7,019 in cash, resulting in a payable balance of $32,495 as of December 31, 2009.  Interest has not been imputed due to its immaterial impact on the financial statements.

On January 11, 2008, we received $10,000 from a stockholder pursuant to a note dated January 19, 2008.  Terms were 8% interest with repayment due upon receipt by us of $250,000 in equity financing.  Interest accrued through May 21, 2008 was $287.  On May 21, 2008, the stockholder forgave the note principal and accrued interest to compensate us for various expenses incurred in reliance on the mineral purchase agreement which was unfulfilled (Note 5).  The $10,000 forgiveness was recognized by us as an increase in additional paid-in capital, while the interest of $287 was reversed against expenses.

Long-term Notes Payable

On January 5, 2009, the Company entered into a note payable agreement with Charms Investments Ltd., an investment firm that is also a minority stockholder, whereby we received $275,000 in proceeds as follows:

No.	Amount	Due
1	$ 90,000	1/5/2009
2	100,000	1/16/2009
3	50,000	1/23/2009
4	25,000	2/2/2009
5	10,000	3/9/2009

The note bears interest of 8% and is payable on or before January 5, 2010.  The initial installment of $90,000 was received by us on December 30, 2008, prior to the execution of the agreement, and is therefore reflected in the accompanying financial statements as a long-term liability.   Proceeds from this loan correspond with several of the payments for, were being used to partially fund, the Notes Receivable from Pacifico below.

Notes Receivable and Share Transfer Agreement

On October 16, 2008, we entered into a note receivable agreement with Minera del Pacifico (Pacifico) a significant stockholder, whereby we were required to advance Pacifico up to $1,200,000.  A total of $1,195,000 was advanced to Pacifico as follows

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

On March 30, 2009, we executed the Share Transfer Agreement whereby we purchased 100% ownership interest in Muluncay. In consideration of this acquisition, the Company issued a $3,600,000 promissory note to Pacifico, which carries an annual interest rate of 4.5% (compounded quarterly), and is payable in four $200,000 quarterly installments commencing 30 days following Muluncay’s reaching production of 400 tons per day. We would then pay $300,000 in quarterly installments until principal and interest is fully paid.   We would also be required to pay an additional $1,800,000 investment to Muluncay with $800,000 due within 90 days following the Agreements execution date, and $1,000,000 due within 180 days of the execution date.

As of December 11, 2009, we were in default for the purchase of Muluncay. We received a letter on February 11, 2010 in which Del Pacifico informed us of its intent to enforce its rights under the Share Transfer Agreement and terminated all contractual agreements between us and Del Pacifico effective December 31, 2009. In the interest of our shareholders and lacking financial funds to further pursue contractual agreements with Del Pacifico, we acknowledged the letter from Del Pacifico and released all claims on the Controlling Assets and rights under the terms of the Share Purchase Agreement.

Effective December 31, 2009, we determined to discontinue operations through our Muluncay subsidiary. We were released from all obligations and released all claims on the Controlling Assets primarily because we had incurred significant operating losses since acquisition and we could not attract operating capital to meet contractual obligations since the acquisition of Muluncay. On December 31, 2009, we completed the loss recognition for a total loss of $2,178,971.

Bonds Payable, Convertible & Secured

On October 15, 2008, we issued $1,300,000 in convertible secured bonds to Trafalgar Capital Specialized Investment Fund (Trafalgar), a significant stockholder of the Company, for net proceeds of $1,235,356 (including two months of interest totaling $19,500 retained by Trafalgar).  The bonds bear interest of 9% and mature (if not converted) on October 15, 2010.  Upon the event of default, the interest rate is increased to 18%.  Trafalgar incurred bond issuance costs of $64,644, which are being amortized to interest expense on a straight-line basis over the term of the bond.  The carrying amount of the bond issuance costs at December 31, 2008 was $57,214, net of $7,430 in amortization for 2008.  Interest payments are made mid-month, resulting in bond interest payable of $4,875 at December 31, 2008, and bond interest expense of $24,375 for 2008.

The bonds have an optional conversion feature whereby Trafalgar is entitled to convert the bonds and accrued interest at any time based on the lesser of the stock price on the bonds’ inception (the ‘Fixed Price,’ which was determined to be $.75 per share) or the lowest daily closing volume weighted average price during the five days preceding conversion.  If the common stock price drops below the Fixed Price, the Company has the option to redeem the bonds, provided it pays a 16% redemption premium on the amount redeemed.  If the bonds are not converted, the Company is required to make interest-only payments for a period of one year following the bonds’ inception.  Thereafter, we shall continue making monthly interest payments, in addition to quarterly principal payments of $325,000 and quarterly 16% redemption premium payments that amount to $52,000 per quarter ($208,000 total).

On November 3, 2009, we entered into a convertible secured bond debenture in the principal amount of $210,000. Interest accrues monthly at the rate of 9% APR and is payable monthly.  Unless converted, principal is payable in full on January 12, 2010 or upon completion of any new investments in us exceeding $1,500,000. Upon default, the interest rate is increased to 18% and we may convert all bonds held by the bond holder without restriction. Interest payments are made at month end resulting in bond interest payable or $2,993 at December 31, 2009. Bond interest expense was $2,993 for the fiscal year ended December 31, 2009. The bond has an optional conversion feature whereby the bond holder is entitled to convert the bond and accrued interest at any time based on the lesser of the stock price on the bonds’ inception (the “Fixed Price”), which was determined to be $0.07 per share) or the lowest daily closing volume weighted average price during the five days preceding conversion. If the common stock price drops below the Fixed Price, we have the option to redeem the bond provided we pay a 16% redemption premium on the amount redeemed. Limitations on conversion prevent the number of shares issued from exceeding 9.99%. The bonds carry a currency rate conversion clause wherein if the Euro to US dollar exchange rate is lower than the rate of October 12, 2009, then the number of shares to be issued shall be increased by an equal percentage of the decline in the exchange rate.

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

2009	$15,000	Child, Van Wagoner & Bradshaw, PLLC
2008	$12,000	Child, Van Wagoner & Bradshaw, PLLC

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2009	$1,250	Child, Van Wagoner & Bradshaw, PLLC
2008	$12,000	Child, Van Wagoner & Bradshaw, PLLC

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2009	$0	Child, Van Wagoner & Bradshaw, PLLC
2008	$0	Child, Van Wagoner & Bradshaw, PLLC

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2009	$0	Child, Van Wagoner & Bradshaw, PLLC
2008	$0	Child, Van Wagoner & Bradshaw, PLLC

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

  ITEM 15. EXHIBITS AND FINANCIAL SCHEDULES

The following exhibits are filed as part of this Annual Report.

TRILLIANT EXPLORATION CORPORATION

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRILLIANT EXPLORATION CORPORATION

Dated: April 15, 2010	By:	/s/ JEFFREY STERNBERG
Jeffrey Sternberg, President/Chief
Executive Officer

Dated: April 15, 2010	By:	/s/ JEFFREY STERNBERG
Jeffrey Sternberg, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 15, 2010	By:	/s/ JEFFREY STERNBERG
Director