Form 10-K/A
period 2009-12-31
TRILLIANT EXPLORATION CORP
filed 2010-04-16
CIK 1378948

             U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Indicate by check mark whether the registrant has (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [   ] Yes   [ X]  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated file, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Class Outstanding as of April 5, 2010 Common Stock, $0.001

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K/A (e.g., Part I, Part II, etc.) into which the document is incorporated: (i) any annual report to security holders; (ii) any proxy or information statement; and (iii) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (the "Securities Act"). The listed documents should be clearly described for identification purposes (e.g. annual reports to security holders for fiscal year ended December 24, 1990).

N/A

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

TRILLIANT EXPLORATION CORPORATION

Form 10-K/A

INDEX

Page

Item 1. Business	6

Item 1A. Risk Factors

Item 1B. Unresolved Staff Comments	23

Item 2. Properties	23

Item 3. Legal Proceedings	24

Item 4. Removed and Reserved	24

Item 5. Market for Registrant's Common Equity, Related	24
Stockholder Matters and Issuer Purchases of Equity Securities

Item 6. Selected Financial Data	29

Item 7. Management's Discussion and Analysis of Financial Condition	30
and Results of Operation

Item 7A. Quantity and Qualitative Disclosure About Market Risks

Item 8. Financial Statements and Supplemental Data	36

Item 9. Changes in and Disagreements With Accountants on Accounting	65
and Financial Disclosure

Item 9A. Controls and Procedures	65

Item 9B. Other Information	66

Item 10. Directors, Executive Officers and Corporate Governance	66

Item 11. Executive Compensation	68

Item 12. Security Ownership of Certain Beneficial Owners and	71
Management and Related Stockholder Matters

Item 13. Certain Relationships and Related Transactions and	72
Director Independence

Item 14. Principal Accountant Fees and Services	76

Item 15. Exhibits and Financial Statement Schedules	77

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

PART I

ITEM 1. BUSINESS

BUSINESS DEVELOPMENT

Trilliant Exploration Corporation was incorporated under the laws of the State of Nevada on December 29, 2003 under the name Project Development Pacific Inc. We were previously engaged in the business of assisting Canadian citizens to access health care services from private providers. On November 26, 2007, we changed our name to Trialliant Exploration Corporation with a business purpose to acquire and develop mineral properties. During 2007, we began acquiring interests in mining properties.  As of the date of this Annual Report, we are engaged in the evaluation, acquisition, exploration, and advancement of mining projects.

On October 15, 2008, we entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Compania Minera Del Pacifico S.A., an Ecuadorian corporation (“Del Pacifico”) for the purchase of the Muluncay Project. Subsequently, on March 30, 2009, we entered into a share transfer agreement (the “Share Transfer Agreement”) with Del Pacifico and its wholly owned subsidiary, Compania Muluncaygold Corp. S.A. (“Muluncay”).  The Share Transfer Agreement superseded in its entirety the terms of the Asset Purchase Agreement.

In accordance with the terms and provisions of the Share Transfer Agreement, we acquired 100% of the total issued and outstanding shares of common stock of Muluncay and its assets, which includes certain customer receivables, foreign tax credit, equipment, fixtures, improvements, all contracts, operations and mining rights and interests in certain mining properties located in Muluncay, Ecuador (the “Controlling Assets”). The total purchase price for the shares of common stock and Controlling Assets was a $3,600,000 contingent note payable, which was to be paid in installments and in accordance with a promissory note in the principal amount of $3,600,000 between us and Muluncay (the “Muluncay Promissory Note”), which bears interest at 4.5% per annum. Repayment of the Muluncay Promissory Note was to begin only upon Muluncay reaching production of 400 tons per day in their operation using 26 day average in a 30-day calendar month (the “Minimum Operations”). Beginning thirty days from the date of first reaching Minimum Operations, we were to make four quarterly payments to Pacifico of $200,000 each. After making the first four quarterly payments, we were to continue to make quarterly payments in the minimum amount of $300,000 until all principal and interest in fully paid. As additional consideration for the purchase of Muluncay, we released Del Pacifico from a debt due and owing to us in the principal amount of $1,195,000 plus interest.

In further accordance with the terms and provisions of the Share Transfer Agreement, we also agreed to transfer to Muluncay an aggregate of $1,800,000 as follows: (i) an initial payment of $800,000 within ninety day of March 30, 2009; and (ii) the balance of $1,000,000 within 180 days of March 30, 2009.

Effective December 31, 2009, Del Pacifico terminated the agreement due to our inability to provide the $1,800,000 investment pursuant to the contract terms.  Thus, we determined to discontinue operations through our Muluncay subsidiary. We were released from all obligations and released all claims on the Controlling Assets primarily because we had incurred significant operating losses since acquisition and we could not attract operating capital to meet contractual obligations since the acquisition of Muluncay. See “ – Current Business Operations.”

Subsidiaries

Muluncaygold

Muluncaygold was originally incorporated in Machala, Ecuador in February of 2007 as Compania Minera Ecuadorgold Corp S.A.  In August of 2008, it changed its name to Compania Minera Muluncaygold Corp S.A.   In accordance with the terms and provisions of the Share Transfer Agreement, we acquired 100% of the total issued and outstanding shares of common stock of Muluncay, including the Controlling Assets, for an aggregate purchase price of $3,600,000.  As a result of the Share Transfer Agreement, Muluncay became our wholly-owned subsidiary. During fiscal year we conducted all of our mining operations through Muluncay.  However, effective December 31, 2009, Muluncay is no longer our subsidiary, as the Share Transfer Agreement was terminated due to our inability to meet contractual obligations.

Trilliant Diamonds Limited

On July 1, 2009, we obtained a one hundred percent (100%) undivided interest in Trilliant Diamonds Limited (“Trilliant Diamonds”), a company formed under the laws of England and Wales.  Trilliant Diamonds was formed on June 30, 2009 for the purpose of conducting our diamond exploration projects. On July 1, 2009, Trilliant Diamonds entered into a subscription agreement (the “Global Diamond Subscription Agreement”) with Global Diamond Resources PLC “Global Diamond”). In accordance with the terms and provisions of the Global Diamond Subscription Agreement, Trilliant Diamonds purchased 10,000,000 common shares of the capital stock of Global Diamond in consideration for payment of £0.15 per share for an aggregate purchase price of £1,500,000 Great Britain Pounds (GBP). After the acquisition by Trilliant Diamonds of the 10,000,000 shares of stock of Global Diamond, Triliiant Diamond held ten percent (10%) of the total outstanding capital shares of Global Diamond. Simultaneously, on July 1, 2009, we entered into a convertible debenture and loan note certificate (the “Benbrack Convertible Note”) with Benbrack Charkit Limited (“Benbrack”), pursuant to which we borrowed from Benbrack the principal amount of £1,500,000 GBP at an annual interest rate of 12%. The proceeds from the Benbrack Convertible Note were used for the acquisition by Trilliant Diamonds of the 10,000,000 common shares of Global Diamond.  See “Material Commitment”).

Compania Minera Ayapambagold S.A.

On July 1, 2009, we entered into a stock purchase agreement (the “Ayapambagold Stock Purchase Agreement”) with William Magers (“Magers”). In accordance with the terms and provisions of the Ayapambagold Stock Purchase Agreement, we purchased 799 of the 800 shares of outstanding capital stock of Compania Minera Ayapambagold S.A. (“Ayapambagold”) from Magers at a purchase price of $799. Ayapambagold is a company organized and existing under the laws of Ecuador and has no assets or operations. We acquired Ayapambagold to use as a holding company in Ecuador to facilitate future potential acquisitions.

           Bozel S.A.

On September 8, 2009, we entered into a purchase agreement (the “Wellgate Agreement”) with Wellgate International Limited, a company registered under the laws of the British Virgin Islands (“Wellgate”), regarding acquisition by us of all of the shares of stock held of record by Wellgate of Bozel S.A. (“Bozel”).  Bozel is a company organized under the laws of Luxembourg. In accordance with the terms and provisions of the Wellgate Agreement, we were to purchase up to 100% of the outstanding capital stock of Bozel in consideration for payment of $80,000,000 of our common stock. It was disclosed in the Wellgate Agreement that Wellgate was the subject of a judgment in the amount of $8,572,995 (the “Wellgate Judgment”). In further accordance with the terms and provisions of the Wellgate Agreement, we were to advance to Bozel $20,000,000 for a term of one year at an interest rate not to exceed 14% per annum. Consummation of the Wellgate Agreement was subject to us acquiring not less than 66% of the issued capital stock of Bozel after the exercise of outstanding warrants for Bozel’s common stock and completion of due diligence, including the status of the Wellgate Judgment.

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

On December 5, 2009, we terminated the Wellgate Agreement entirely based upon the inability of Wellgate to perform its obligations under the Wellgate Agreement due to the injunction. We did not incur any penalties with regard to termination of the Wellgate Agreement.

Compania Minera Santafemining S.A.

On July 23, 2009, our wholly-owned subsidiary, Ayapambagold, entered into a share purchase agreement (the “Santafemining Share Purchase Agreement”) to acquire the assets and liabilities of Compania Minera Santafemining S.A. (“Santafemining”) for payment of $1,631,844. An initial payment of $600,000 was required at execution of the Santafemining Share Purchase Agreement, which could be used to satisfy any and all claims, liens or encumbrances to title of any shares of assets to be acquired by Ayapambagold. The remainder of the purchase price was payable in three installments of $343,948 due on or before each of the six months, twelve months and eighteen months following the execution date. As of the date of this Annual Report, the transaction has not yet been completed and there is no indication that we will be able to secure the necessary financing and complete the acquisition.  Avapambagold has paid an aggregate of $0 to Santafemining.

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

TRANSFER AGENT

Our transfer agent is Island Stock Transfer, 100 Second Avenue South, Suite 705S, St. Petersburg, Florida 33701.

CURRENT BUSINESS OPERATIONS

We are engaged in the evaluation, acquisition, exploration and advancement of mining projects.  Although we were considered to have exited the pre-exploration stage with the Muluncay acquisition, the disposal of Muluncay necessitates that we re-enter the pre-exploration stage effective December 31, 2009.   As of the date of this Annual Report, we are devoting substantially all of our efforts to the execution of our business operations. Through fiscal 2009, funding to acquire and explore gold properties and for operational purposes was acquired through private financings.

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

Effective December 31, 2009, we determined to discontinue operations through our Muluncay subsidiary. We were released from all obligations and released all claims on the Controlling Assets primarily because we had incurred significant operating losses since acquisition and we could not attract operating capital to meet contractual obligations since the acquisition of Muluncay. On December 31, 2009, we completed the loss recognition for a total loss of $1,964,636. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

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

.

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

Any potential mining rights in Ecuador that we acquire may be affected in varying degrees by political instability, government regulations relating to the mining industry and foreign investment therein, and the policies of other nations in respect of Ecuador.  Any changes in regulations or shifts in political conditions are beyond our control and may adversely affect its business.  Our operations may be affected in varying degrees by government regulations, including those with respect to restrictions on production, price controls, export controls, income taxes, expropriation of property, employment, land use, water use, environmental legislation and mine safety.  The regulatory environment is in a state of continuing change, and new laws, regulations and requirements may be retroactive in their effect and implementation.  Our operations may also be affected in varying degrees by political and economic instability, economic or other sanctions imposed by other nations, terrorism, military repression, crime, extreme fluctuations in currency exchange rates and high inflation.

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

We Are a New Entrant Into the Gold Mining and Development Industry Without Profitable Operating History.

Since inception, our activities have been limited to organizational efforts, obtaining working capital, acquiring and subsequently terminating the Muluncay Project, and consummating the acquisition of various agreements. As a result, there is limited information regarding property related production potential or revenue generation potential.

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

We Have a History of Operating Losses and There Can Be No Assurance We Will Be Profitable in the Future.

We have a history of operating losses, expect to continue to incur losses, and may never be profitable; thus, we must re-enter the pre-exploration stage effective December 31, 2009. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses totaling $3,557,566 from December 29, 2003 (inception) to December 31, 2009. During the year ended December 31, 2009, we incurred losses of $3,361,445. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) the costs to acquire additional properties are more than we currently anticipate; (ii) mining and completion costs for additional properties increase beyond our expectations; or (iii) we encounter greater costs associated with general and administrative expenses or offering costs.

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

Sales of a substantial number of shares of our common stock in the public market by certain stockholders could cause a reduction in the market price of our common stock.  As of the date of this Annual Report, we have 93,131,500 shares of common stock issued and outstanding.

As of the date of this Annual Report, there are 41,564,000 outstanding shares of our common stock that are restricted securities as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions. Further, as of the date of this Annual Report, there are an aggregate of 10,150,000 whole warrants outstanding. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

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

ITEM 4. REMOVED AND RESERVED

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON EQUITY

Shares of our common stock commenced trading on the OTC Bulletin Board under the symbol “TTXP:OB.” The market for our common stock is limited, and can be volatile. The following table sets forth the high and low bid prices relating to our common stock on a quarterly basis for the periods indicated as quoted by the NASDAQ stock market. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

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

As of December 31, 2009, we had 46 shareholders of record of our common stock, including shares held by brokerage clearing houses, depositories, or otherwise in unregistered form. We have 10,150,000 in outstanding warrants, do have $2,057,032 in outstanding convertible debentures that are convertible into common equity, as well as $2,389,200 in convertible notes payable and $665,000 in convertible notes payable – related party.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATION PLANS

We do not have an equity compensation plan. The table set forth below presents information relating to outstanding warrants.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding column (a))
Equity Compensation Plans Approved by Security Holders	-0-	-0-	-0-
Equity Compensation Plans Not Approved by Security Holders Warrants	10,000,000 150,000	$0.003 0.25	-0- -0-
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

During May 2009, we issued an additional 25,000 shares of restricted common stock to an investor at $0.25 per share in consideration of execution of a letter of intent for funding. As of December 31, 2009, the letter of intent had not yet been finalized and consideration for the stock had not yet been received.

During July 2009, we issued an additional 500,000 shares of restricted common stock to an investor at $0.25 per share in consideration of execution of a letter of intent for funding. As of December 31, 2009, the letter of intent had not yet been finalized and uncertainly exists in the ability of the investor to complete the transaction. Therefore, as of the date of this Annual Report, we consider the deposit of $125,000 impaired and unlikely to be received and thus have expensed it as consulting fees. We have requested that the investor return the restricted stock certificate.

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

On August 26, 2009, we issued to three consultants an aggregate of 100,000 shares of our restricted common stock at $0.18 per share for services totaling $18,000. We also issued 150,000 warrants at $017 per share for services totaling $25,500. The warrants are exercisable for a period of three years at $.25 per share.  The per share price of the shares was arbitrarily determined by our Board of Directors based upon analysis of certain factors including, but not limited to, stage of development and exploration of properties, industry status, investment climate, perceived investment risks, our assets and net estimated worth.

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

On September 4, 2009, at a Special Meeting of our stockholders, the following matters were voted on and approved by greater than 50% of our voting capital stock. Representing 63.9% of the total issued and outstanding voting capital stock, 62,089,199 votes were cast in favor of the following matters: (i) the acquisition of 100% of the outstanding capital stock of Bozel for $20,000,000 cash and $80,000,000 of our common stock; (ii) election of Michel Marengere as one of our directors upon completion of the Bozel transaction; and (iii) financing of the $20,000,000 cash payment through the issuance of our convertible debentures or by such other means as our directors deem advisable. The Bozel transaction was never completed.

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

STATEMENT OF OPERATIONS	Years Ended December 31 2009 and 2008		For the Period from December 29, 2003 (inception) to December 31, 2009

Revenue	-0-	-0-	-0-

Operating Expenses
Organizational expenses	-0-	-0-	1,200
Professional fees	555,654	80,332	635,986
Salaries and wages	150,060	20,125	170,185
Advertising and promotion	68,750	-0-	68,750
Insurance	11,672	-0-	11,672
Other general and administrative expenses	263,020	14,748	340,187
Total Operating Expenses	1,049,156	115,205	1,227,980

Operating Loss	(1,049,156)	(115,205)	(1,227,980)

Other Income (Expense)
Interest expense	22,683	14,904	37,587
Currency exchange loss	-0-	(9)	(9)
Interest income	(370,336)	(32,192)	(402,528)
Total Other Income (Expense)	(347,653)	(17,297)	(364,950)

Loss from Continuing Operations	(1,396,809)	(132,502)	(1,592,930)
Net Loss From Discontinued Operations	(1,964,636)	-0-	(1,964,636)

Net Loss Applicable to Common Shares	(3,361,445)	(132,502)	(3,557,566)

BALANCE SHEET DATA
Total Assets	2,509,864	1,305,781
Total Liabilities	5,451,790	1,433,152
Total Stockholders’ Equity	(2,941,926)	(127,371)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATION

The summarized financial data set forth in the table below is derived from and should be read in conjunction with our audited financial statements for the period from inception (December 29, 2003) through December 31, 2009, including the notes to those financial statements which are included in this Annual Report. The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report, particularly in the section entitled "Risk Factors." Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

RESULTS OF OPERATION

Fiscal Year Ended December 31, 2009 Compared to Fiscal Year Ended December 31, 2008.

Our net loss for fiscal year ended December 31, 2009 was ($3,361,445) compared to a net loss of ($132,502) during fiscal year ended December 31, 2008, an increase of $3,228,943. During fiscal years ended December 31, 2009 and 2008, we did not generate any revenue from continuing operations.

During fiscal year ended December 31, 2009, we incurred operating expenses of $1,049,156 compared to $115,205 incurred during fiscal year ended December 31, 2008, an increase of $933,951. The increase in operating expenses was primarily attributable to the following items: (i) professional fees of $555,654 (2008: $80,332); (ii) salaries and wages of $150,060 (2008: $20,125); (iii) advertising and promotion of $68,750 (2008: $0); (iv) insurance of $11,672 (2008: $-0-); and (v) other general and administrative of $263,020 (2008: $14,748).  Operating expenses increased due to the increased scope and scale of our business operations. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Other income (expense) was incurred during fiscal year ended December 31, 2009 of $22,683 (2008: $14,904) and interest expense of $370,336 (2008: $32,192), which resulted in a loss before discontinued operations during fiscal year ended December 31, 2009 of ($1,396,809) compared to a less before discontinued operations during fiscal year ended December 31, 2008 of ($132,502).

During fiscal year ended December 31, 2009, we incurred a net loss from discontinued operations of ($1,964,636) as compared to a net loss from discontinued operations of $-0- during fiscal year ended December 31, 2008. We determined to discontinue operations with our Muluncay subsidiary, a mining operation in Ecuador effective December 31, 2009. This resulted in a net loss applicable to common shares during fiscal year ended December 31, 2009 of ($3,361,445) as compared to a net loss applicable to common shares during fiscal year ended December 31, 2008 of ($132,502).  The basic weighted average number of shares outstanding was 92,447,750 for fiscal year ended December 31, 2009 compared to 93,296,164 for fiscal year ended December 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal Year Ended December 31, 2009

As at December 31, 2009, our current assets were $22,433 and our current liabilities were $5,451,790, which resulted in a working capital deficit of $3,429,357. As of December 31, 2009, current assets were comprised of $22,433 in prepaid expenses. As of December 31, 2009, current liabilities were comprised of: (i) $56,269 in accounts payable; (ii) $24,589 in accounts payable – related party; (iii) $2,389,200 in convertible notes payable, current; (iv) $665,000 in convertible notes payable – related party, current; (v) $2,057,032 in bonds payable, convertible and secured – related party; (vi) $47,983 in accrued interest, convertible bonds payable – related party; (vii) $179,222 in accrued interest, convertible notes payable – related party; and (viii) $32,495 in short term notes payable. See “ – Material Commitments.”

As of December 31, 2009, our total assets were $2,509,864 comprised of: (i) $22,433 in current assets; (ii) $2,389,200 in investments, which represents Trilliant Diamonds’ interest in Global Diamond Resources; (iii) $92,585 in bond issue costs, net – related party; and (iv) $5,646 in deposits. . The increase in total assets during fiscal year ended December 31, 2009 from fiscal year ended December 31, 2008 was primarily due to our investment in GDR.

As at December 31, 2009, our total liabilities were $5,451,790 comprised entirely of current liabilities. The increase in liabilities during fiscal year ended December 31, 2009 from fiscal year ended December 31, 2008 was primarily due to the issuance of convertible notes payable, and  bonds payable, convertible and secured – related party.

Stockholders’ deficit increased from ($127,371) for fiscal year ended December 31, 2008 to ($2,941,926) for fiscal year ended December 31, 2009.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For fiscal year ended December 31, 2009, net cash flows used in operating activities was ($1,499,079) consisting primarily of a net loss of $3,361,445 adjusted by the Company’s forgiveness of notes receivable ($990,000), ($42,805) in amortization of bond issue costs – related party, common stock issued for services ($255,250), and vesting of warrants issued for services ($219,853). Net cash flows used in operating activities was further affected by changes of $228,117 in interest payable, $53,612 in accounts payable and $39,567 in prepaid expenses.

Cash Flows from Investing Activities

We did not engage in any investing activities during the year ended December 31, 2009.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the fiscal year ended December 31, 2009, net cash flows provided from financing activities was $1,319,856 compared to $1,336,250 for fiscal year ended December 31, 2008. Cash flows from financing activities for fiscal year ended December 31, 2009 consisted of  $678,856 in proceeds from convertible bonds payable – related party; $575,000 in net proceeds from convertible notes payable – related party, and $66,000 from the issuance of common stock.

PLAN OF OPERATION AND FUNDING

A substantial portion of fiscal year ended December 31, 2009 was dedicated to the Muluncay mining project and financing. As at December 31, 2009, our cash and cash equivalents were $-0-. For fiscal year ended December 31, 2009, we incurred a net loss from continuing operations of $1,396,809 and a net loss from continuing and discontinued operations of $3,361,445. Net cash provided by financing activities for fiscal year ended December 31, 2009 of $1,319,856, which was attributed to the issuance of convertible bonds and notes payable. The accumulated deficit increased by $3,361,445 as at December 31, 2009 due to losses incurred on the disposal of Muluncay and increases in general & administrative costs, salaries and wages, note and bond interest, and professional fees.   The orchestration and execution of our business acquisitions resulted in increased professional fees and the need for funding.  As such, during fiscal year ended December 31, 2009, we entered into various note and bond payable agreements to finance our acquisitions and Muluncay operations, which increased our interest expense.  In addition, we entered into management and consulting agreements with our officers and directors, which contributed to the increased salaries and wages.

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

MATERIAL COMMITMENTS

As of the date of this Annual Report, we have the following material commitments as described below.

Contractual Obligations	Total	Less than one year	1 – 3 Years	3 – 5 Years	More than 5 Years
Convertible Bonds (1A-D)	$2,057,032	$2,057,032	$-	$-	$-
Convertible Notes Payable (2A-E)	3,054,200	3,054,200
Total	$5,111,232	$5,111,232	$-	$-	$-

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

(1C). On October 12, 2009, we entered into a convertible secured bond debenture in the principal amount of $210,000. Interest accrues monthly at the rate of 9% APR and is payable monthly.  Unless converted, principal is payable in full on January 12, 2010 or upon completion of any new investments in us exceeding $1,500,000. Upon default, the interest rate is increased to 18% and we may convert all bonds held by the bond holder without restriction. The Company incurred bond issuance costs of $42,000, which are being accrued to bonds payable on a straight-line basis over the term of the bond.  The carrying amount of the bond issuance costs at December 31, 2009 was $23,062. Interest payments are made at month end resulting in bond interest payable or $4,115 at December 31, 2009. Bond interest expense was $4,115 for the fiscal year ended December 31, 2009. The bond has an optional conversion feature whereby the bond holder is entitled to convert the bond and accrued interest at any time based on the lesser of the stock price on the bonds’ inception (the “Fixed Price”), which was determined to be $0.07 per share) or the lowest daily closing volume weighted average price during the five days preceding conversion. If the common stock price drops below the Fixed Price, we have the option to redeem the bond provided we pay a 16% redemption premium on the amount redeemed. Limitations on conversion prevent the number of shares issued from exceeding 9.99%. The bonds carry a currency rate conversion clause wherein if the Euro to US dollar exchange rate is lower than the rate of October 12, 2009, then the number of shares to be issued shall be increased by an equal percentage of the decline in the exchange rate.

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

2(E) We entered into an arrangement with Benbrack Charkit Limited (a foreign investor) to obtain a note for $2,485,200 (1,500,000 British pounds).  The note accrues interest at a rate of 12%.  All amounts are payable on or before June 24, 2010.  The note is convertible at $.45 per share of common stock.  Proceeds of the loan were used to acquire 10,000,000 shares of Global Diamond Resources held through Trilliant Diamonds, our subsidiary.  A foreign currency translation adjustment of $96,000 decreased the loan amount to $2,389,200 at December 31, 2009.

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

Currency Risk and Foreign Currency Translations

The functional currency of the Company is the United States Dollar (USD).  In accordance with ASC Topic No. 830, realized gains or losses on expenses incurred in denominations other than USD are recognized in earnings on the transaction date.  At such time as there are any foreign denominated assets or liabilities, the Company will report changes in valuation in a Statement of Other Comprehensive Income or (Loss) due to the changes in cumulative adjustments from foreign currency translation.   The company holds an investment and a note payable denominated in the Great Britain Pound (GBP).  The Company reported changes in the value of the investment due to a foreign currency adjustment of $96,000 as of December 31, 2009, which is offset by the same adjustment to the note payable.  The Company is required to pay interest in GBP on the note payable.  As of December 31, 2009 the Company accrued net interest of $143,325 after an adjustment of $5,787 in currency translation recorded in Accumulated Other Comprehensive Income.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

TRILLIANT EXPLORATION CORPORATION
 (A PRE-EXPLORATION STAGE COMPANY)

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009 and 2008,
and the Period of December 29, 2003 (Inception)
to December 31, 2009

TRILLIANT EXPLORATION CORPORATION
 (A PRE-EXPLORATION STAGE COMPANY)

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009 and 2008,
and the Period of December 29, 2003 (Inception)
to December 31, 2009

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Other Comprehensive Loss

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

Consolidated Statements of Cash Flows

Notes to the Audited Consolidated Financial Statements

CHILD VAN WAGONER & BRADSHAW, PLLC
CERTIFIED PUBLIC ACCOUNTANTS

SALT LAKE CITY
5296 South Commerce Dr.
Suite 300
Salt Lake City, Utah  84107
Phone: 801-281-4700
Fax : 801-281-4701

KAYSVILLE
1284 West flint Meadow Dr.
Suite D
Kaysville, Utah  84037
Phone:  801-927-1337
Fax:  801-927-1344

HONG KONG
Suite A, 5/F
Max Share Centre
373 King's road
North Point, Hong Kong
Phone: +(852) 21 555 333
Fax: +(852) 21 165 222

www.cpaone.net

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders
Trilliant Exploration Corporation
Las Vegas, NV

We have audited the accompanying balance sheets of Trilliant Exploration Corporation (a pre-exploration stage company) (the “Company”) as of December 31, 2009 and 2008, and the related statements of operations, other comprehensive loss, changes in stockholders' equity (deficit), and cash flows for the years then ended and for the period of December 29, 2003 (inception) through December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and cash flows for the years then ended and for the period of December 29, 2003 (inception) through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has generated minimal revenues from operations and has incurred net losses since inception. This raises substantial doubt about the Company's ability to meet its obligations and to continue as a going concern. Management's plans in regard to this matter are described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Child, Van Wagoner & Bradshaw, PLLC

Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, UT
April 15, 2010

Trilliant Exploration Corporation

(A Pre-Exploration Stage Company)

Consolidated Balance Sheets

	As of December 31,
	2009	2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$-	$179,223
Accounts receivable	-	40
Prepaid expenses (Note 7)	22,433	62,000
Total Current Assets	22,433	241,263

OTHER ASSETS
Investments (Note 11)	2,389,200	-
Notes receivable - related party (Note 6C)	-	990,000
Interest receivable, notes receivable - related party (Note 6C)	-	14,904
Bond issue costs, net - related party (Note 6E)	92,585	57,214
Deposits	5,646	2,400
Total Other Assets	2,487,431	1,064,518
TOTAL ASSETS	$2,509,864	$1,305,781

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$56,269	$2,657
Accounts payable - related party (Note 6B)	24,589	-
Convertible notes payable, current (Note 11)	2,389,200	-
Convertible notes payable–related party, current (Note 6A)	665,000	-
Bonds payable, convertible and secured–related party (Note 6E)	2,057,032	-
Accrued interest, convertible bonds payable–related party (Note 6E)	47,983	4,875
Accrued interest, convertible notes payable (Note 11)	143,325	-
Accrued interest, convertible notes payable–related party (Note 6A)	35,897	-
Short-term notes payable–related party (Note 6B)	32,495	32,495
Accrued officer compensation (Note 6D)	-	3,125
Total Current Liabilities	5,451,790	43,152

LONG-TERM LIABILITIES
Long-term notes payable - related party ( Note 6B)	-	90,000
Bonds payable, convertible and secured - related party (Note 6E)	-	1,300,000
Total Long-Term Liabilities	-	1,390,000
Total Liabilities	5,451,790	1,433,152

(continued)

Trilliant Exploration Corporation

(A Pre-Exploration Stage Company)

Consolidated Balance Sheets (cont’d)

	As of December 31,
	2009	2008

STOCKHOLDERS' DEFICIT
Preferred stock, par value $.001, 200,000,000 shares authorized,	10,200	-
10,200,000 issued and 10,200,000 outstanding (Note 4)	-	-
Common stock, par value $.001, 1,000,000,000 shares authorized,
93,131,500 issued, 87,231,500 outstanding, Dec 31, 2009;
91,940,000 shares issued and outstanding Dec. 31, 2008 (Note 4)	93,132	91,940
Additional paid-in capital	10,706,521	(23,190)
Accumulated other comprehensive income (Note 11)	5,787	-
Deficit accumulated prior to re-entering the pre-exploration stage	(3,557,566)	(196,121)
Total stockholder's deficit (before treasury stock)	7,258,074	(127,371)
Treasury Stock (5,900,000 shares at $1.73 per share) (Note 4)	(10,200,000)	-
Total Stockholders' Deficit	(2,941,926)	(127,371)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,509,864	$1,305,781

See Accompanying Notes to Audited Consolidated Financial Statements

Trilliant Exploration Corporation

(A Pre-Exploration Stage Company)

Consolidated Statements of Operations

			Cumulative Totals
			from December 29,
			2003 (Inception)
	Year Ended December 31,		to December 31,
	2009	2008	2009

Revenues	$-	$-	$-
Operating Expenses			-
Organizational expenses	-	-	1,200
Professional fees	555,654	80,332	635,986
Salaries and wages	150,060	20,125	170,185
Advertising and promotion	68,750	-	68,750
Insurance	11,672	-	11,672
Other general and administrative	263,020	14,748	340,187
Total Operating Expenses	1,049,156	115,205	1,227,980
Operating Loss	(1,049,156)	(115,205)	(1,227,980)

Other Income (Expense)
Interest income	22,683	14,904	37,587
Currency exchange loss	-	(9)	(9)
Interest expense	(370,336)	(32,192)	(402,528)
Total Other Income (Expenses)	(347,653)	(17,297)	(364,950)

LOSS BEFORE INCOME TAXES	(1,396,809)	(132,502)	(1,592,930)
Provision for income taxes	-	-	-
NET LOSS FROM CONTINUING OPERATIONS	(1,396,809)	(132,502)	(1,592,930)
Loss from discontinued operations	191,495	-	191,495
Loss on disposal of subsidiary	1,773,141	-	1,773,141
NET LOSS FROM DISCONTINUED OPERATIONS	(1,964,636)	-	(1,964,636)

Net Loss applicable to Common Shares	$(3,361,445)	$(132,502)	$(3,557,566)
BASIC AND DILUTED LOSS PER COMMON SHARE:
Net loss per share, continuing operations	$(0.015)	$(0.001)
Net loss per share, discontinued operations	(0.021)	-
Total net loss per share	$(0.036)	$(0.001)
Weighted Average Number of
Common Shares Outstanding (Basic)	92,447,750	93,296,164
Weighted Average Number of
Common Shares Outstanding (Diluted)	902,162,411	93,661,826
See Accompanying Notes to Audited Financial Statements

Trilliant Exploration Corporation
(A Pre-Exploration Stage Company)
Consolidated Statements of Other Comprehensive Loss

	Year Ended December 31,		Cumulative Totals from December 29, 2003 (Inception) to December 31,
	2009	2008	2009
Net loss	$(3,361,445)	$(132,502)	$(3,557,566)
Other comprehensive income, net of tax
Foreign currency translation adjustment	5,787	-	5,787
Comprehensive loss	$(3,355,658)	(132,502)	$(3,551,779)

See Accompanying Notes to Audited Consolidated Financial Statements

Trilliant Exploration Corporation
(A Pre-Exploration Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
December 29, 2003 (Inception) to December 31, 2009

						Deficit	Accum.
					Additional	Accum.	Other		Total
	Common Stock		Preferred Stock		Paid-in	during Pre-	Comp.	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Explor. Stage	Income	Stock	Equity (Deficit)
December 29, 2003 (Inception)	-	$-	-	$-	$-	$-	$-	$	$-
Issuance of common stock
December 29, 2003	8,000,000	8,000	-	-	(6,000)	-	-	-	2,000
Net loss	-	-	-	-	-	-	-	-
Balance, December 31, 2003	8,000,000	8,000	-	-	(6,000)	-	-	-	2,000

Net loss	-	-	-	-	-	(1,805)	-	-	(1,805)
Balance, December 31, 2004	8,000,000	8,000	-	-	(6,000)	(1,805)	-	-	195

Issuance of common stock
December 15, 2005	72,000,000	72,000	-	-	(54,000)	-	-	-	18,000
Net loss	-	-	-	-	-	(795)	-	-	(795)
Balance, December 31, 2005	80,000,000	80,000	-	-	(60,000)	(2,600)	-	-	17,400
						-
Issuance of common stock for cash, March 15, 2006	10,000,000	10,000	-	-	(7,500)	-	-	-	2,500
Net loss	-	-	-	-	-	(12,785)	-	-	(12,785)
Balance, December 31, 2006	90,000,000	90,000	-	-	(67,500)	(15,385)	-	-	7,115

Issuance of common stock for cash, March 31, 2007	1,300,000	1,300	-	-	31,200	-	-	-	32,500
Issuance of common stock for cash, June 4, 2007	140,000	140	-	-	3,360	-	-	-	3,500
Issuance of common stock November 6, 2007	5,000,000	5,000	-	-	(3,750)	-	-	-	1,250
Issuance of common stock for payment of debt, November 6, 2007	1,000,000	1,000	-	-	(750)	-	-	-	250
Net loss	-	-	-	-	-	(48,234)	-	-	(48,234)
Balance, December 31, 2007	97,440,000	97,440	-	-	(37,440)	(63,619)	-	-	(3,619)

Cancellation of shares, February through May 2008	(5,500,000)	(5,500)	-	-	4,250	-	-	-	(1,250)
Forgiveness of related party debt	-	-	-	-	10,000	-	-	-	10,000
Net loss	-	-	-	-	-	(132,502)	-	-	(132,502)
Balance, December 31, 2008	91,940,000	$91,940	-	-	(23,190)	$(196,121)	-	-	(127,371)

Issuance of common stock for services, May 2009	25,000	25			6,225				6,250
Issuance of common stock for cash, June 2009	184,000	184			45,816				46,000
Issuance of preferred stock, June 30, 2009	-		10,200,000	10,200	10,189,800			(10,200,000)	-
Issuance of common stock for services, July 7, 2009	500,000	500			124,500				125,000
Issuance of common stock for cash, July 20, 2009	40,000	40			9,960				10,000
Issuance of common stock for services, July 20, 2009	2,500	3			997				1,000
Issuance of common stock for cash, August 5, 2009	40,000	40			9,960				10,000
Issuance of common stock and warrants for services August 26, 2009	100,000	100			43,400				43,500
Issuance of common stock for services, Sept 9, 2009	200,000	200			29,800				30,000
Issuance of warrants for services December 23, 2009					194,353				194,353
Issuance of Stock for compensation to officers, December 15, 2009	100,000	100			74,900				75,000
Foreign currency translation adjustments							5,787		5,787
Net loss						(3,361,445)			(3,361,445)
Balance, December 31, 2009	93,131,500	$93,132	10,200,000	$10,200	$10,706,521	$(3,557,566)	$5,787	$(10,200,000)	$(2,941,926)

See Accompanying Notes to Audited Consolidated Financial Statements

Trilliant Exploration Corporation

(A Pre-Exploration Stage Company)

Consolidated Statements of Cash Flows

			Cumulative Totals
			from December 29,
			2003 (Inception)
	Year Ended December 31,		to December 31,
	2008	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(3,361,445)	$(132,502)	$(3,557,566)
Adjustments to reconcile net loss to net cash
used in operations:
Forgiveness of notes receivable	990,000	-	990,000
Amortization of bond issue costs - related party	42,805	7,430	50,235
Common stock issued for services	255,250	-	255,250
Vesting of warrants issued for services	219,853	-	219,853
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	40	(40)	-
Interest receivable, notes receivable - related party	14,904	(14,904)	-
Prepaid expenses	39,567	(62,000)	(22,433)
Deposits	(3,246)	(2,400)	(5,646)
Increase (Decrease) in:
Accounts payable	53,612	(2,942)	56,269
Accounts payable – related parties	24,589	-	24,589
Accrued interest, convertible bonds payable–rel. party	43,108	4,875	47,983
Accrued interest, convertible notes payable	149,112	-	149,112
Accrued interest, convertible notes payable–rel. party	35,897	-	35,897
Accrued officer compensation	(3,125)	3,125	-
Net Cash Used In Operating Activities	(1,499,079)	(199,358)	(1,756,457)

CASH FLOWS FROM INVESTING ACTIVITIES
Issuance of notes receivable - related party	-	(990,000)	(990,000)
Net Cash Used In Investing Activities	-	(990,000)	(990,000)

(continued)

See Accompanying Notes to Audited Consolidated Financial Statements

Trilliant Exploration Corporation

(A Pre-Exploration Stage Company)

Consolidated Statements of Cash Flows (cont’d)

			Cumulative Totals
			from December 29,
			2003 (Inception)
	Year Ended December 31,		to December 31,
	2008	2008	2009
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible bonds payable- related party	678,856	1,235,356	1,914,212
Proceeds from convertible notes payable-related party	650,000	90,000	740,000
Payments made on convertible notes payable -related party	(75,000)	-	(75,000)
Proceeds from notes payable - related party	-	49,163	49,764
Payments on notes payable - related party	-	(7,019)	(7,019)
Refunds for rescission of common stock		(1,250)	(1,250)
Net proceeds from sale of common stock	66,000	-	125,750
Net Cash Provided By Financing Activities	1,319,856	1,366,250	2,746,457

NET INCREASE (DECREASE) IN CASH	(179,223)	176,892	-
CASH AT BEGINNING OF PERIOD	179,223	2,331	-
CASH AT END OF PERIOD	$-	$179,223	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$19,500	$19,500
Cash paid for income taxes	$-	$-	$-
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Forgiveness of related party debt	$-	$10,000	$10,000
Purchase of investment with convertible note payable, net of $96,000 foreign currency translation adjustment	$2,389,200	$-	$2,389,200
Issuance of 10,200,000 shares of preferred stock at $1 per share in exchange for 5,900, 000 shares of treasury stock at $1.73 per share	$10,200,000	$-	$10,200,000

See Accompanying Notes to Audited Consolidated Financial Statements

Trilliant Exploration Corporation

(A Pre-Exploration Stage Company)
Notes to Audited Consolidated Financial Statements
Years Ended December 31, 2009 and 2008, and the
Period of December 29, 2003 (Inception) to December 31, 2009

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

On June 29, 2009 (Date of Formation), the Company established a wholly-owned Trilliant Diamonds Limited (a Subsidiary) (Trilliant Diamonds), a private limited England and Wales Company, to facilitate the Company’s diamond exploration.  Trilliant Diamonds has been inactive since formation.  The only asset of Trilliant Diamonds is an investment in Global Diamond Resources (GDR), a Gibraltar, Spain entity. On July 1, 2009, Trilliant Diamonds acquired 10,000,000 shares of GDR, representing 3.2% of the outstanding shares of GDR stock, for $2,485,200.  The investment was obtained via issuance of a note payable in the amount of $2,485,200, as further disclosed in Note 11.  The investment and note payable are denominated in British Pounds, as of December 31, 2009 the investment and note payable are adjusted to $2,389,200 after currency translation adjustments of $96,000.

On July 1, 2009 the Company acquired 799 of 800 shares of AyapampaGold S.A (AYA) (a Subsidiary) at $1 per share for a purchase price of $799 AYA was formed in mid-2007 as a shell and has been inactive since inception. The Company acquired AYA to use as a holding company in Ecuador to facilitate future potential acquisitions.

On February 11, 2010, Minera Del Pacifico (the seller of MuluncayGoldCorp) exercised its rights retroactive to December 31, 2009 to terminate the purchase of MuluncayGoldCorp as described in Note 12.  The activity of MuluncayGoldCorp from the Date of Acquisition through December 31, 2009 is reported as discontinued operations pursuant to ASC Topic 205.

The accompanying consolidated financial statements for the year ended December 31, 2009 include the operations of the Subsidiaries’ activity from the dates of Acquisition and Formation through December 31, 2009.  All historical financial statements are those of the Parent. Inter- company transactions have been eliminated upon consolidation. The Parent and Subsidiaries are collectively referred to as “the Company.”

The audited financial statements of Trilliant Exploration Corporation were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and reflect all adjustments (including normal recurring accruals) which, in the opinion of management, are considered necessary for the fair presentation of the results for the periods presented.

Trilliant Exploration Corporation

(A Pre-Exploration Stage Company)
Notes to Audited Consolidated Financial Statements
Years Ended December 31, 2009 and 2008, and the
Period of December 29, 2003 (Inception) to December 31, 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Pre-Exploration Stage Company
The Company is considered to be in the pre-exploration stage as defined in ASC 915 (SFAS No. 7), “Accounting and Reporting by Development Stage Enterprises” as interpreted by the Securities and Exchange Commission for mining companies in Industry Guide 7.  The Company is devoting substantially all of its efforts to the execution of its business plan.  In June 2009, management considered requirements for exploration stage companies and determined that the Company had exited development and pre-exploration stage and the associated filing requirements. Company performance since June 2009 and the disposal of MuluncayGoldCorp (Note 12) require management to re-enter the pre-exploration stage effective December 31, 2009.

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

Cash and Cash Equivalents

Cash and cash equivalents consists principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase.  The Company had $0 and $179,223 in cash and cash equivalents as of December 31, 2009 and December 31, 2008, respectively.   Of these amounts, $0 and $179,223 was federally insured.  In December 2009, the Company closed both of its bank accounts.

Legal Reserve

The Company records the Ecuadorian required legal reserve in the Stockholders’ Equity (Deficit) section of the balance sheet.  Through acquisition, the Company acquired $210 of reserves for employee benefits.  Firms operating in Ecuador are required by law to set aside 10% of liquid profits in a legal reserve for the benefit of employees.  Such reserve must be set aside until the reserves reach 50% of cumulative liquid profits, which are equivalent to distributable net income under US GAAP.  These reserves were removed in recording discontinuing operations.  As of December 31, 2009, the Company held no legal reserves.

Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting shareholders’ equity that, under generally accepted accounting principles, are excluded from net income. For the Company, such items consist primarily of unrealized gains and losses on marketable securities and foreign currency translation gains and losses.

The Company holds an investment and liability for Global Diamond Resources, discussed in Note 11.  Both the investment and liability are denominated in British Pounds and currency adjustments offset  The liability accrues interest payable in British Pounds.  As of December 31, 2009, the Company had accrued interest of $143,325 after currency adjustments, resulting in an unrealized gain of $5,787, which is recorded in Accumulated Other Comprehensive Income.

Trilliant Exploration Corporation

(A Pre-Exploration Stage Company)
Notes to Audited Consolidated Financial Statements
Years Ended December 31, 2009 and 2008, and the
Period of December 29, 2003 (Inception) to December 31, 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Revenue Recognition

The Company recognizes revenues when a sale agreement has been made, when there are no restrictions or repurchase agreements on the transaction, when collection is reasonably certain, and when the goods or services have been delivered to the buyer.

Mineral Acquisition and Exploration Costs

ASC 805-20-30-1.H defines mineral rights as the legal right to explore, extract, and retain at least a portion of the benefits from mineral deposits. ASC 805-20-55-37 states that usage rights are contract based intangible assets to be accounted for separately from goodwill.  The Company has not obtained significant geological surveys to determine the amount of mineral rights separate from the acquisition cost of Muluncay as described in Note 10 A.  Management estimates the undetermined value of the mineral rights to be equal to or greater than the cost of acquisition of Muluncay.  Until December 31, 2009, the Company had mineral rights of $412,588. On December 31, 2009 the Company discontinued these operations as discussed in Note 12, and disposed of the mineral rights.  As of December 31, 2009, the Company held no mineral rights.

Mineral property exploration costs are expensed as incurred.  When it has been determined that a mineral property can be economically developed as a result of establishing proven reserves, the costs incurred to develop such property are capitalized.  Such costs will be amortized using the units-of-production method.

Property, Plant, and Equipment

Property and equipment are stated at cost. The Company acquired certain property, plant, and equipment in the acquisition of MuluncayGoldCorp. Depreciation and amortization are determined using the straight-line method over estimated useful lives of the assets. All property, plant, and equipment were disposed of and any gains and losses on the disposal are included in discontinued operations as disclosed in Note 12.  As of December 31, 2009, the Company held no property, plant or equipment.

Goodwill and Other Intangibles

The Company acquired MuluncayGoldCorp. through a share purchase agreement (the Acquisition) (Note 10) on March 30, 2009.  The Company also acquired additional assets from Minera del Pacifico, including mines for which proven reserves have not been established, but the value of which are estimated to be the difference between the purchase price and the known assets purchased.

Upon acquisition of MuluncayGoldCorp, the Company reported Goodwill of $340,221.  In September 2009, the Company increased goodwill by $72,366 after Ecuadorian tax authorities reviewed Muluncay for the period ending 2008 and informed Muluncay they did not owe $72,366 in taxes that had been previously accrued.  Under terms of the purchase of Muluncay, Trilliant Exploration assumed all of Muluncay’s liabilities; the absence of the tax accrual would have increased Muluncay’s net assets thus resulting in the increased goodwill upon purchase.  Due to the contingent and estimable nature of the Ecuadorian tax liability, the change has been treated prospectively in the financial statements and does not require restatement of prior periods.  As of December 31, 2009, no impairment on goodwill had been estimated

Trilliant Exploration Corporation

(A Pre-Exploration Stage Company)
Notes to Audited Consolidated Financial Statements
Years Ended December 31, 2009 and 2008, and the
Period of December 29, 2003 (Inception) to December 31, 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

In November 2009, the Company estimated the value of the goodwill previously recorded should be assigned to mineral rights and reclassified the estimate of goodwill accordingly.  Due to the contingent and estimable nature of the mineral rights, the change has been treated prospectively in the financial statements and does not require restatement of prior periods.

As of December 31, 2009, the Company held no Goodwill, and the reclassified mineral rights were disposed of with gains or losses on disposal included in Discontinued Operations (Note 12).  The Company possesses no other intangible assets.

Net Income or (Loss) Per Share of Common Stock

The Company has adopted ASC Topic No. 260 concerning earnings per share (EPS), which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  The reconciliation of unamortized convertible bond issuance costs and interest expense on convertible bonds and convertible notes payable to net income, and addition of shares assuming conversion of notes and bonds and exercise of warrants, resulted in a nominal anti-dilutive effect on loss per share.

	Year Ended December 31,
	2009	2008
BASIC
Net loss	$(3,361,445)	$(132,502)
Weighted average common shares outstanding	92,447,750	93,296,164
Net loss per share (Basic)	$(0.036)	$(0.001)

DILUTED
Net loss (Basic)	$(3,361,445)	$(132,502)
Convertible bond and note interest	364,096	24,375
Unamortized convertible bond issuance costs	(92,585)	-
Net loss (Diluted)	$(3,089,934)	$(108,127)

Weighted average common shares outstanding (Basic)	92,447,750	93,296,164
Convertible preferred shares	607,142,857	365,662
Convertible bonds and notes	202,571,804	-
Options	-	-
Warrants	-	-
Weighted average common shares outstanding (Diluted)	902,162,411	93,661,826

Net loss per share (Diluted)	$(0.003)	$(0.00)

Trilliant Exploration Corporation

(A Pre-Exploration Stage Company)
Notes to Audited Consolidated Financial Statements
Years Ended December 31, 2009 and 2008, and the
Period of December 29, 2003 (Inception) to December 31, 2009

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

Statement of Financial Accounting Standards ("SFAS") SFAS No. 165 (ASC Topic No. 855),"Subsequent Events," SFAS No. 166 (ASC Topic No. 810), "Accounting for Transfers of Financial Assets-an Amendment of FASB Statement No. 140," SFAS No. 167 (ASC Topic No. 810), "Amendments to FASB Interpretation No. 46(R)," and SFAS No. 168 (ASC Topic No. 105), "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162," were recently issued. SFAS No. 165, 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic No. 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-13 (ASC Topic No. 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic No. 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2010-11 which contain technical corrections to existing  guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

Trilliant Exploration Corporation

(A Pre-Exploration Stage Company)
Notes to Audited Consolidated Financial Statements
Years Ended December 31, 2009 and 2008, and the
Period of December 29, 2003 (Inception) to December 31, 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Currency Risk and Foreign Currency Translations

The Company holds investments and notes payable denominated in the Great Britain Pound (GBP).  The Company reported changes in the value of the asset due to foreign currency adjustments of $96,000 as of December 31, 2009, which is offset by the same adjustments to a related note payable.  The Company is required to pay interest in GBP on the above note payable.  As of December 31, 2009 the Company accrued net interest of $143,325 after an adjustment of $5,787 in currency translation recorded in Accumulated Other Comprehensive Income (see Note 11).

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

The Company is expected to file consolidated US tax return to realize the benefits of foreign tax loss carryforwards against possible future foreign taxable income.  Operating loss carry-forwards of $3,557,566 generated since inception through December 31, 2009 will begin to expire in 2023   Accordingly, deferred tax assets of approximately $889,391 were completely offset by the valuation allowance Following are the components of the income tax benefit based on the Ecuadorian tax rate of 25%.

	Cumulative	For the Year Ended December 31,
	from	2009	2008
	Inception
Net operating income (loss)	$(3,557,566)	$(3,361,445)	$(132,502)
Current provision
Domestic
Federal	$-	$-	$-
State & Local	-	-	-
Foreign	-	-	-
Deferred (benefit) provision
Domestic
Federal	-	-	-
State & Local	-
Foreign	(889,391)	(840,361)	(33,126)
Total tax benefit	(889,391)	(840,361)	(33,126)
Valuation allowance	889,391	840,361	33,126
Net benefit (provision)	$-	$-	$-

Trilliant Exploration Corporation

(A Pre-Exploration Stage Company)
Notes to Audited Consolidated Financial Statements
Years Ended December 31, 2009 and 2008, and the
Period of December 29, 2003 (Inception) to December 31, 2009

NOTE 4 – STOCKHOLDERS’ DEFICIT

Article Amendment
Effective December 1, 2008, the Company amended its Articles of Incorporation thereby increasing its authorized common and preferred stock to 1,000,000,000 and 200,000,000 shares, respectively.  The par value for preferred and common stock is $.001.  This change has been reflected in the accompanying financial statements.

Stock Splits
On November 9, 2007, the Company affected a 2 for 1 forward split on its common stock.  On November 14, 2008, the Company affected another 2 for 1 forward stock split.  Par value remained at $.001, and both splits have been retroactively applied to the earliest period presented in the accompanying financial statements.

Preferred Stock and Treasury Stock

On June 30, 2009, the Company issued to Trafalgar Capital Specialized Investment Fund FIS (“Trafalgar”) (a significant stockholder of the Company), 10,200,000 shares of designated Series I Preferred Stock (par value $.001), in exchange for 5,900,000 shares of the Company’s own common stock previously held by Trafalgar.  The 5,900,000 common shares were acquired at $1.73 per share and the preferred stock was issued at $1.00 per share.  The transaction was recorded using the Cost Method, resulting in treasury stock of $10,200,000 and an increase to Additional Paid in Capital of $10,189,800

Series I preferred stockholders do not receive interest or dividends separately from common stock shareholders.  Series I shall participate in dividends when and if declared in the same proportion as common stock shareholders.  Series I preferred stock is convertible into common shares at the lowest volume weighted average price of the common shares in the five days preceding conversion.

Common Stock
The Company had 93,131,500 and 91,940,000 shares of common stock issued and outstanding at December 31, 2009 and 2008, respectively.  The Company’s common stock is thinly traded with a limited market.  As of December 31, 2009, the stock was trading at a market price of $.014 per share.

Following are the Company’s stock transactions on a post-2007 and 2008 stock split basis:

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

Trilliant Exploration Corporation

(A Pre-Exploration Stage Company)
Notes to Audited Consolidated Financial Statements
Years Ended December 31, 2009 and 2008, and the
Period of December 29, 2003 (Inception) to December 31, 2009

NOTE 4 – STOCKHOLDERS’ DEFICIT (CONT’D)

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

In May 2009, the Company issued 25,000 shares to an independent investor at $.25 per share for signing a letter of intent for funding.  As of December 31, 2009, the letter of intent had not yet been finalized and consideration for the stock had not yet been received, resulting in a stock subscription receivable of $6,250 reported in the stockholders’ deficit section of the balance sheet.  Management considers these funds unlikely to be received and has expensed $6,250 as consulting fees as of December 31, 2009.

During June 2009, the Company sold to four independent investors, 184,000 shares of common stock at a price of $.25 per share for $46,000 cash.

On July 20, 2009, the Company sold to independent investors 40,000 shares of restricted common stock at $.25 per share for $10,000 cash.

In July 2009, the Company issued an additional 500,000 shares of restricted stock to an independent investor at $.25 per share for signing a letter of intent for funding.  This established a deposit of $125,000 and additional paid in capital of $124,500.  As of December 31, 2009 the letter of intent had not been finalized and uncertainty exists in the ability of the investor to complete the transaction.  Management considers the deposit of $125,000 unlikely to be received, and issued orders to the transfer agent to cancel the stock certificate.  The Company retains the right and obligation of not lifting the restriction on the stock and has requested the investor return the restricted stock certificate  The deposit of $125,000 was expensed as consulting fees as of December 31, 2009.

On July 20, 2009, the Company issued to a consultant 2,500 shares at $.40 per share for services totaling $1,000

Trilliant Exploration Corporation

(A Pre-Exploration Stage Company)
Notes to Audited Consolidated Financial Statements
Years Ended December 31, 2009 and 2008, and the
Period of December 29, 2003 (Inception) to December 31, 2009

NOTE 4 – STOCKHOLDERS’ DEFICIT (CONT’D)

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

On September 9, 2009, the Company issued to a consultant 200,000 shares of common stock at $.15 per share for services totaling $30,000.  The contract term is six months, resulting in $12,600 expensed as of December 31, 2009 and $12,600 recorded as services prepaid with stock in the stockholders’ equity (deficit) section of the balance sheet.

On December 15, 2009, the Company issued 100,000 shares of common stock to an officer at $.75 per share for total value of $75,000.  The issuance was pursuant to an employment agreement whereby the officer would receive a stock bonus should he serve out his term as specified in the agreement (see Note 6D).

On December 21, 2009, the Company entered into an agreement with Questas Global Ltd (Questas) by which the Company issued 10,000,000 warrants on common stock at $.003 per share in exchange for office space and services  provided to the Company president over the past year for a total of $194,353.  Terms of the warrant allow for Questas to purchase up to 10,000,000 shares of common stock under a cashless purchase after six months at ..003 cents per share, and the warrants expire five years from the date of the contract.  As a cashless exchange, if the fair market value of the common stock is greater than the exercise price, Questas may elect to receive shares equal to the value of the warrants.  The exercise of warrants is restricted such that Questas may not obtain beneficial ownership of more the 4.99% of the outstanding shares of common stock (see Note 7).

The Company had 93,131,500 and 87,131,500 shares of common stock issued and outstanding, respectively (taking into consideration the 5,900,000 shares of treasury stock) at December 31, 2009 and 91,940,000 shares of common stock issued and outstanding at December 31, 2008.  The Company’s common stock is thinly traded with a limited market.  As of December 31, 2009, the stock was trading at a market price of $.014 per share.

NOTE 5 - PURCHASE OF MINING CLAIMS

On March 30, 2009, Trilliant Exploration Corp. acquired one mine held by MuluncayGoldCorp (Muluncay) and six other mining properties from Minera del Pacifico (Pacifico) (Note 10).     One claim identified as the Caspach mining region, originally purchased by Muluncay on January 29, 2008 for $50,000, was revoked on June 10, 2008 by the Ecuadorian government for failure to meet 100 ton per day production requirements. A legal appeal to reclaim the concession has been made.   As of December 31, 2009 Management discontinued all operations in Ecuador.

Trilliant Exploration Corporation

(A Pre-Exploration Stage Company)
Notes to Audited Consolidated Financial Statements
Years Ended December 31, 2009 and 2008, and the
Period of December 29, 2003 (Inception) to December 31, 2009

NOTE 6- RELATED PARTY TRANSACTIONS

A.1 – Convertible Notes Payable

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

Accrued interest and interest expense on the convertible notes payable as of and for the year ended December 31, 2009 totaled $35,897 Due to the contingent nature of the conversion price, no beneficial conversion feature was noted.

The convertible promissory notes with the investment firm are summarized as follows:

Loan No.	Amount	Date	Maturity	Interest Rate
1	$ 90,000	12/31/2008	1/5/2010	8.00%
2	100,000	1/16/2009	1/5/2010	8.00%
3	50,000	1/23/2009	1/5/2010	8.00%
4	25,000	2/2/2009	1/5/2010	8.00%
5	10,000	3/9/2009	1/5/2010	8.00%
6	50,000	4/8/2009	4/8/2010	8.00%
7	75,000	4/27/2009	4/27/2010	8.00%
7	(75,000)	5/29/2009	payment
8	25,000	6/23/2009	6/23/2010	8.00%
9	100,000	7/1/2009	7/1/2010	8.00%
10	20,000	7/6/2009	7/6/2010	8.00%
11 (A)	195,000	8/27/2009	8/31/2010	8.00%
Balance, Dec. 31, 2009	$ 665,000

(A) In August, the Company entered into a master borrowing agreement with the investment firm, which allows for notes payable of up to $500,000 to be paid in installments as needed.  Each note carries a separately dated promissory note that bears interest of 8% and is payable on or before August 31, 2010.  As of December 31, 2009, six installments were made totaling $195,000.

B – Short-Term Notes Payable

The Company has borrowed funds from stockholders for working capital purposes from time to time.  The loans are non-interest bearing, payable on demand and, consequently, reported as current liabilities.  The Company has received $39,514 in advances since inception and made repayments of $7,019 in cash, resulting in a payable balance of $32,495 as of December 31, 2009 and 2008  The Company also owes its officers and directors $24,589 and $0 at December 31, 2009 and 2008, respectively, for reimbursable expenses incurred in the normal course of business.

Trilliant Exploration Corporation

(A Pre-Exploration Stage Company)
Notes to Audited Consolidated Financial Statements
Years Ended December 31, 2009 and 2008, and the
Period of December 29, 2003 (Inception) to December 31, 2009

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

The note bore interest of 8% and was payable on or before January 5, 2010.  The December 31, 2008 balance comprises the first, second, and third installments totaling $990,000.  Interest earned on the note for the period of the note’s inception through December 31, 2008 totaled $14,904, all of which was receivable at December 31, 2008  Interest income of $22,633 was earned during the three months ended March 31, 2009.  On March 30, 2009, Pacifico was released from any repayment obligation pursuant to the Share Transfer Agreement disclosed in Note 10.

D – Accrued Officer Compensation

The Company has executed service agreements with its Director and Officers, whereby these individuals will perform management functions on the Company’s behalf.  The Secretary was to receive $4,000 monthly compensation for the 15-month period of October 2008 through December 2009.  On December 22, 2009 the Secretary resigned his position. The President and sole Director is to receive $3,000 monthly compensation for the 13-month period of December 2008 to December 2009, with a 100,000 share stock bonus to be granted at the end of the contract term if he performs his contracted duties for a period of 6 months of more.   For duties less than 12 months, but greater than 6 months, the stock bonus shall be prorated at 8,333 shares per full calendar month.

Pursuant to ASC Topic Nos. 505 and 718, the bonus was valued on the grant date using the Black-Scholes Options Pricing model.   The risk-free interest rate is based on the U.S. Treasury rates at the date of grant. Expected volatility is based on the historical volatility of the Company’s stock. The Black Scholes valuation was derived based on the bonus term of one year as expected life, the stock price of $.75, assuming a risk-free interest rate between 4% and 5% per annum, and zero volatility, dividend yield, and forfeiture rate. The resulting total fair value of the bonus on the grant date was $75,000, which the Company is recognizing as compensation expense ratably over the term of the management agreement.  The Company has recognized $150,060 in compensation expense with these individuals during the year ended December 31, 2009, including $75,000 in stock bonus compensation.

Trilliant Exploration Corporation

(A Pre-Exploration Stage Company)
Notes to Audited Consolidated Financial Statements
Years Ended December 31, 2009 and 2008, and the
Period of December 29, 2003 (Inception) to December 31, 2009

NOTE 6- RELATED PARTY TRANSACTIONS (CONT’D)

E – Bonds Payable, Convertible & Secured

October 15, 2008 Bonds

On October 15, 2008, the Company issued $1,300,000 in convertible secured bonds to a stockholder for net proceeds of $1,235,356 (including two months of prepaid interest totaling $19,500 retained by the stockholder that was amortized to interest expense by December 31, 2008).  The bonds bear interest of 9% and mature (if not converted) on October 15, 2010.  Upon default, the interest rate is increased to 18%.  The stockholder incurred bond issuance costs of $64,644, which are being amortized to interest expense on a straight-line basis over the term of the bond.  The carrying amount of the bond issuance costs at December 31, 2009 and December 31, 2008 was $92,585and $57,214, respectively, net of $42,805and $7,430, respectively, in amortization.  Interest payments are made mid-month, resulting in bond interest payable of $49,115 at December 31, 2009.  Bond interest expense was $142,1545 (including $24,519 in bond issuance cost amortization) for the year ended December 31, 2009.

The bonds have an optional conversion feature whereby the stockholder is entitled to convert the bonds and accrued interest at any time based on the lesser of the stock price on the bonds’ inception (the ‘Fixed Price,’ which was determined to be $.61 per share) or the lowest daily closing volume weighted average price during the five days preceding conversion.  If the common stock price drops below the Fixed Price, the Company has the option to redeem the bonds, provided it pays a 16% redemption premium on the amount redeemed.  If the bonds are not converted, the Company is required to make interest-only payments for a period of one year following the bonds’ inception.  Thereafter, the Company shall continue making monthly interest payments, in addition to quarterly principal payments of $325,000 and quarterly 16% redemption premium payments that amount to $52,000 per quarter ($208,000 total).  Due to the contingent nature of the conversion price, no beneficial conversion feature was recorded

April 30, 2009 Bonds

On April 30, 2009, the Company issued $300,000 in convertible secured bonds to a stockholder for net proceeds of $258,856 (including two months of prepaid interest totaling $4,500 retained by the stockholder that was amortized to interest expense by December 31, 2009).  The bonds bear interest of 9% and mature (if not converted) on October 31, 2010.  Upon default, the interest rate is increased to 18%.  The stockholder incurred bond issuance costs of $41,144, which are being amortized to interest expense on a straight-line basis over the term of the bond.  The carrying amount of the bond issuance costs at December 31, 2009 was $23,152, net of $18,286  in amortization for the year ended December 31, 2009.  Interest payments are made at month-end, resulting in bond interest payable of $6,750 at December 31, 2009.  Bond interest expense was $31,786 (including $18,286 in bond issuance cost amortization) for the year ended December 31, 2009.

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

Trilliant Exploration Corporation

(A Pre-Exploration Stage Company)
Notes to Audited Consolidated Financial Statements
Years Ended December 31, 2009 and 2008, and the
Period of December 29, 2003 (Inception) to December 31, 2009

NOTE 6- RELATED PARTY TRANSACTIONS (CONT’D)

E – Bonds Payable, Convertible & Secured (cont’d)

April 30, 2009 Bonds (cont’d)

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

October 12, 2009 Bonds

On October 12, 2009, the Company issued $210,000 in convertible secured bonds to a stockholder for net proceeds of $210,000 The bonds bear interest of 9% and mature (if not converted) on January 12, 2010 or upon completion of any new investments in the company exceeding $1,500,000.  Upon default, the interest rate is increased to 18%, and the company may convert all bonds held by lender without restriction  The Company incurred bond issuance costs of $42,000, which are being accrued to bonds payable on a straight-line basis over the term of the bond.  The carrying amount of the bond issuance costs at December 31, 2009 was $23,062. Interest payments are made at month-end, resulting in bond interest payable or $4,115 at December 31, 2009.  Bond interest expense was $4,115 for the year ended December 31, 2009.  Use of the funds was to provide services for new financing, payment on mortgages, payment of past due bills, and to support operations.

The bonds have an optional conversion feature whereby the stockholder is entitled to convert the bonds and accrued interest at any time based on the lesser of the stock price on the bonds’ inception (the ‘Fixed Price,’ which was determined to be $.07 per share) or the lowest daily closing volume weighted average price during the five days preceding conversion.  If the common stock price drops below the Fixed Price, the Company has the option to redeem the bonds, provided it pays a 16% redemption premium on the amount redeemed.  Due to the contingent nature of the conversion price, no beneficial conversion feature was noted. Limitations on conversion prevent the number of shares issued from exceeding 9.99%.  The bonds carry a currency rate conversion clause wherein if the Euro to US dollar exchange rate is lower than the rate of October 12, 2009 then the number of shares to be issued shall be increased by an equal percentage of the decline in the exchange rate.

November 3, 2009 Bonds

On November 3, 2009, the Company issued $210,000 in convertible secured bonds to a stockholder for net proceeds of $210,000 The bonds bear interest of 9% and mature (if not converted) on February 3, 2010 or upon completion of any new investments in the Company exceeding $1,500,000.  Upon default, the interest rate is increased to 18%.  Interest payments are made at month-end, resulting in bond interest payable or $2,993 at December 31, 2009.  Bond interest expense was $2,993 for the year ended December 31, 2009.  Use of the funds was to provide payment on mortgages and payment of past due bills.

The bonds have an optional conversion feature whereby the stockholder is entitled to convert the bonds and accrued interest at any time based on the lesser of the stock price on the bonds’ inception (the ‘Fixed Price,’ which was determined to be $.07 per share) or the lowest daily closing volume weighted average price during the five days preceding conversion.

Trilliant Exploration Corporation

(A Pre-Exploration Stage Company)
Notes to Audited Consolidated Financial Statements
Years Ended December 31, 2009 and 2008, and the
Period of December 29, 2003 (Inception) to December 31, 2009

NOTE 6- RELATED PARTY TRANSACTIONS (CONT’D)

E – Bonds Payable, Convertible & Secured (cont’d)

November 3, 2009 Bonds (cont’d)

If the common stock price drops below the Fixed Price, the Company has the option to redeem the bonds, provided it pays a 16% redemption premium on the amount redeemed.   Due to the contingent nature of the conversion price, no beneficial conversion feature was noted. Limitations on conversion prevent the number of shares issued from exceeding 9.99%.  The bonds carry a currency rate conversion clause wherein if the Euro to US dollar exchange rate is lower than the rate of October 12, 2009 then the number of shares to be issued shall be increased by an equal percentage of the decline in the exchange rate.  The Company is required to place 100,000,000 shares of common stock into escrow, which shall be released unconditionally in the event of default.

NOTE 7 - OTHER MATERIAL CONTRACTS

On October 21, 2008, the Company entered into a consulting agreement, whereby the consultant would assist the Company with various aspects of the Company's merger and acquisition activities.  Upon the agreement’s inception, the Company paid the consultant a non-refundable fee of $100,000 for services to be rendered for the six-month period of October 21, 2008 through April 21, 2009, resulting in consulting expense of $38,000 for 2008 and a prepaid expense of $62,000 at December 31, 2009.  The prepaid expense was amortized ratably during 2009 over the remainder of the agreement term.

In June 2009, the Company acquired a one year insurance policy with total premium of $20,760.  As of December 31, 2009 total payments of $20,760 were made and $11,591 of the total premium has been amortized, resulting in a balance of $9,169 as of December 31, 2009

On June 22, 2009, the Company entered into a consulting agreement, whereby the Consultant will promote the Company with brokers and potential investors.  The contract term is six months at $25,000 per month for total potential fees of $150,000.  Upon signing, the Company paid and immediately expensed $25,000 for the first month of service.  The Company may terminate the contract at any time without cause.The Company terminated the contract after completion of the first month and is not obligated to further payments.

On October 12, 2009 the Company entered into an engagement agreement with a registered Securities Broker-Dealer, whereby the Broker-Dealer will act as placement agent in connection with a $30,000,000 private placement transaction in two tranches dated December 15, 2009 and March 15, 2010. The initial fee is $20,000.  Additional fees upon successful placement include 8.5% of gross proceeds, 2% on all funds raised to Broker-Dealer and 2% of all funds raised to another Broker-Dealer for co-management, 4.5% to the selling group which may include the above listed Broker-Dealers, plus 1.5% on all funds raised to be paid to Trafalgar Capital Advisors (an existing shareholder).  The placement agent shall also receive upon successful placement; warrants equal to 10% of the total value of all securities placed with an exercise price of equal to the imputed equity placement price in the offering, and have a cashless exercise price with an open option period of 5 years and an anti-dilution provision.  As of December 31, 2009 there have been no further actions on this agreement and no securities placements have occurred.

Trilliant Exploration Corporation

(A Pre-Exploration Stage Company)
Notes to Audited Consolidated Financial Statements
Years Ended December 31, 2009 and 2008, and the
Period of December 29, 2003 (Inception) to December 31, 2009

NOTE 7 - OTHER MATERIAL CONTRACTS (CONT’D)

On December 21, 2009, the Company entered into an agreement with Questas Global Ltd (Questas) by which the Company issued 10,000,000 warrants on common stock with an exercise price of $.003 per share in exchange for office space and services  provided to the Company president over the past year.  The total value of warrants was $194,353, which is included in general and administrative expenses for the year ended December 31, 2009.  Pursuant to ASC Topic Nos. 505 and 718, the warrants were valued on the grant date using the Black-Scholes Options Pricing model.   The risk-free interest rate is based on the U.S. Treasury rates at the date of grant. Expected volatility was based on the historical volatility of the Company’s stock. The Black Scholes valuation was derived based on the exercise term of five years as expected life, the stock price on the grant date of $.002, exercise price of $.003, assuming a risk-free interest rate between 2% and 3% per annum, and 153% volatility, and 0% dividend yield and forfeiture rate.  As a cashless exchange, if the fair market value of the common stock is greater than the exercise price, Questas may elect to receive shares equal to the value of the warrants.  The exercise of warrants is restricted such that Questas may not obtain beneficial ownership of more the 4.99% of the outstanding shares of common stock.

For the year ending December 31, 2009 the Company paid $46,624 in prepaid expenses, and amortized $24,191.  As of December 31, 2009 the unamortized balance is $22,433 (including $9,169 in prepaid insurance described above).

NOTE 8 - GOING CONCERN

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has accumulated an operating deficit since its inception.  The acquisition of MuluncayGoldCorp and properties from Minera del Pacifico substantially increased the Company’s liabilities. Additionally, current economic conditions in the United States and globally create significant problems attaining sufficient funding.  Accordingly, management has encountered significant difficulties in obtaining financing.  These items raise substantial doubt about the Company’s ability to continue as a going concern.  In view of these matters, realization of the assets of the Company is dependent upon the Company’s ability to meet its financial requirements through equity financing, borrowing, and the success of future operations.  These financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 9 - SUBSEQUENT EVENTS

As discussed in Note 12, the Company was notified on February 11, 2010 by Minera Del Pacifico that the STA between the Company and MuluncayGoldCorp had been terminated effective December 31, 2009.

The Company has evaluated events from December 31, 2009, through the date whereupon the financial statements were issued and has determined that there are no additional items to disclose.

Trilliant Exploration Corporation

(A Pre-Exploration Stage Company)
Notes to Audited Consolidated Financial Statements
Years Ended December 31, 2009 and 2008, and the
Period of December 29, 2003 (Inception) to December 31, 2009

NOTE 10 – BUSINESS COMBINATIONS

 A – MuluncayGoldCorp S.A.

On March 30, 2009, Trilliant Exploration Corp. (Trilliant) acquired MuluncayGoldCorp S.A. (an Ecuadorian Company) (Muluncay), and additional properties, from Minera del Pacifico (Pacifico) pursuant to a Share Transfer Agreement (STA).  Muluncay is engaged primarily in metallic mining operations, such as the extraction and sale of gold and silver ores.  Muluncay also extracts and sells rock, sand, and gravel.  Trilliant acquired 100% of the voting equity interest in Muluncay, as well as the assets and liabilities. In addition, Trilliant acquired six properties from Pacifico.  The purchase price for the net assets was a $3,600,000 contingent note payable to be paid in installments (discussed below) with interest on the outstanding balance.  The Company was also required to make an additional investment in Muluncay of $1,800,000 to further the development of its existing and acquired properties.

The primary reason for the acquisition was to provide cash-flow through Muluncay’s mining operation, while upgrading the facilities to comply with the 100 ton/day minimum operations required by Ecuador’s mining laws.  By exploiting existing relationships of Muluncay’s existing management team, the Company was hoping its presence would lead to acquisitions of other operating mining companies which are unable to comply with the new 100 ton/day requirements.

Expected synergies from the acquisition of Muluncay were thought to have included providing Trilliant the ability to acquire other mining operations in Ecuador.  Many of the operating gold mines in Ecuador are not expected to meet 100 tons/day minimum operations as required by Ecuador mining law.

At the time of purchase, goodwill included the mining potential of Mari Jane and Jaceth Ethan mines.  ASC Topic No. 805 requires proven mineral rights to be capitalized and recorded separately from goodwill.  Management was unable to determine mineral rights separate from the purchase transaction for lack of a comprehensive feasibility study.  As such, no mineral rights were recorded.  In November 2009, the Company estimated the value of the goodwill previously recorded should be assigned to mineral rights and reclassified the estimate of goodwill accordingly.  Management believes that while the Mari Jane and Jaceth Ethan mines are already producing gold, they have the potential for greater production.

The purchase of Muluncay lead to the acquisition of 7 properties which includes 6 mines and 1 plant for processing ore.  These are

1.	Mari Jane Plant

2.	Mari Jane Mine

3.	Jaceth Ethan Mine, also known as Jacob Ethan or El Aguacate

4.	La Chonta & Los Quiendes

5.	Naranjito

6.	Seňor de la Divina Justica

7.	Las Cańas

Trilliant Exploration Corporation

(A Pre-Exploration Stage Company)
Notes to Audited Consolidated Financial Statements
Years Ended December 31, 2009 and 2008, and the
Period of December 29, 2003 (Inception) to December 31, 2009

NOTE 10 – BUSINESS COMBINATIONS

A – MuluncayGoldCorp S.A. (CONT’D)

Of these properties, only Las Canas is freely transferable at time of purchase and was wholly owned by Muluncay.  All remaining properties were held by Minera del Pacifico and were under mortgage.  Ecuadorian law allows for the transfer of rights, but not ownership until existing mortgage balances are paid in full. As such, mortgages totaling $604,161 were assumed by the Company.  Since assumption of the mortgages, the Company has made $200,541 in principal payments, resulting in a December 31, 2009 balance of $403,620, all of which is payable by September 13, 2010.  The Company has classified the entire amount as current.  Since the mortgages are non-interest bearing, interest has been imputed on the notes and has recorded a debt discount of $61,056.  Since assumption of the mortgages, $35,664 of the debt discount has been amortized to interest expense, resulting in an unamortized debt discount of $25,392 and net present value of the mortgages of $403,620 at December 31, 2009.

Payment of the $3.6 Million purchase price was contingent upon Muluncay reaching production of 400 tons/day.  If this threshold was not achieved, the note and interest were not payable, and title to Muluncay’s net assets would remain with Trilliant.  A value of $1,915,809 (net of interest imputed on the mortgages) was assigned to the acquired plant, and $16,000 assigned to the land where the plant is situated.  These items netted with the other assets and liabilities acquired resulted in goodwill of $412,587 (including the Ecuadorian tax accrual reversal as described in Note 2 - Goodwill and Other Intangibles). The transaction included various adjustments, such as  the elimination of $1,195,000 notes receivable and $37,538 of interest receivable from Minera del Pacifico (MDP) (Note 6C), which were abolished pursuant to the terms of the STA.  All acquired assets and liabilities were recorded at fair value.

Additional assets acquired or liabilities assumed include, but are not limited to, the following: $140,433 in customer receivables, foreign tax credits of $64,343, and fixed assets of $97,382 (consisting primarily of machinery, computer, electrical, and tooling equipment). In addition to the mortgages discussed previously, the Company assumed supplier payables totaling $68,620, foreign tax liabilities of $179,135, payroll liabilities of $8,090 (including related tax obligation), and local and intangible tax obligations of $13,351.  The Company assumed obligations payable to a principal stockholder of Pacifico in the amount of $515,170, and unearned income of $38,000.  In addition, Ecuadorian law requires that 10% of annual liquid profit be set aside in a legal reserve fund, at the time of acquisition this amounted to $210 and was recorded as such in the Stockholders’ Deficit section of the balance sheet.

The $3.6 Million contingent note payable to Pacifico bore interest of 4.5% per annum, and was payable upon achievement of 400 tons per day (Minimum Operations).  Beginning 30 days from the date of first reaching Minimum Operations, the Company was to make four (4) quarterly payments to Pacifico of $200,000 each.  After making the first four quarterly payments, the Company was to continue to make quarterly payments in the minimum amount of $300,000 until all principal and interest was fully paid.

Per Note 12, the Muluncay STA was terminated effective December 31, 2009.

Trilliant Exploration Corporation

(A Pre-Exploration Stage Company)
Notes to Audited Consolidated Financial Statements
Years Ended December 31, 2009 and 2008, and the
Period of December 29, 2003 (Inception) to December 31, 2009

NOTE 10 – BUSINESS COMBINATIONS (CONT’D)

B – AyapambaGold S.A.

On July 1, 2009 the Company acquired 799 of 800 shares of AyapampaGold S.A (AYA) at $1 per share for a purchase price of $799. AYA was formed in mid-2007 as a shell and has been inactive since inception. The Company acquired AYA to use as a holding company in Ecuador to facilitate future potential acquisitions.

On or about July 23, 2009, AYA entered into a Share Purchase Agreement (SPA) to acquire the assets and liabilities of Santa Fe Mining Corporation (SFM). SFM is a gold processing company located in the El Oro Province of Ecuador. The total purchase price is expected to be $1,631,844.  Initial payment of $600,000 is required at execution of the purchase agreement.  Under terms of the agreement, SFM is required to use initial payment to satisfy any and all claims, liens, or encumbrances to title of any shares or assets to be acquired by AYA.  The remainder of the purchase price is payable in three installments of $343,948 due on or before each of the six months, twelve months, and eighteen months following the signing date.  The acquisition was expected to close in August 2009.  Management had not completed the transaction as of December 31, 2009

NOTE 11 – INVESTMENTS

On July 1, 2009, the Company entered into a convertible loan agreement under the laws of England and Wales for the price of ₤1,500,000. Based on the July 1, 2009 Interbank exchange rate of 1.6568, the loan was initially valued and recorded at $2,485,200.  The note bears interest of 12% and is payable on or before June 24, 2010.  The loan and interest are convertible into the Company’s common stock at $.45 per share.  Interest is accrued quarterly but may be paid at maturity on June 24, 2010.  Early payments must be in intervals of ₤100,000.  Accrued interest and interest expense as of and for the period of July 1, 2009 through December 31, 2009 totaled $143,325 after currency translation adjustments of $5,787 recorded to accumulated other comprehensive income.

On July 1, 2009, Trilliant Diamonds (a wholly-owned subsidiary of the Company) used the funds to acquire 10,000,000 shares of Global Diamond Resources PLC (GDR) at ₤ ..15 per share for total purchase price of ₤1,500,000, representing a 3.2% ownership interest in GDR.  GDR is located in Gibraltar, Spain and primarily engages in diamond mining.  The investment, likewise, was recorded at $2,485,000, and is considered an available-for-sale security to be adjusted to fair market value on reporting dates with holding gains and losses tracked in other accumulated comprehensive income (loss) in accordance with ASC Topic No. 320.  GDR is a private company, so the stock value is difficult to determine.  Management has determined that there has been no material change in the investment’s valuation since July 1, 2009, and has therefore not recorded any holding gains or losses.

The currency translation adjustment based on the Interbank exchange rate of 1.5928 as of December 31, 2009 is $96,000, resulting in the devaluation of the investment and the note payable down to $2,389,200

Trilliant Exploration Corporation

(A Pre-Exploration Stage Company)
Notes to Audited Consolidated Financial Statements
Years Ended December 31, 2009 and 2008, and the
Period of December 29, 2003 (Inception) to December 31, 2009

NOTE 12 – DISCONTINUED OPERATIONS

As of December 31, 2009, the Company was in default on credit arrangements for the purchase of MuluncayGoldCorp.  The Company received a letter on February 11, 2010 in which Minera Del Pacifico informed the Company of the intent to enforce its rights under the agreements, and terminated all contractual agreements between the two companies effective December 31, 2009.  Management, in the interest of the Company and lacking financial means to further pursue contractual agreements, acknowledged the letter from Minera Del Pacifico and released all claims on mining assets and rights attached to previous agreements.

Effective December 31, 2009, the Company disposed of its Muluncay Subsidiary and recognized a Net Loss from Discontinued Operations of $1,964,636, consisting of a $1,773,141 loss on disposal and $191,495 loss from operations for the period of March 30, 2009 through December 31, 2009.  The Company was released from all obligations and released all claims on assets primarily because it has incurred significant operating losses since acquisition and the Company could not attract operating capital to meet contractual obligations since the acquisition of MuluncayGoldCorp.  The assets lost consisted primarily of accounts receivable, inventories, property and equipment, and other assets. Minera Del Pacifico also assumed certain accounts payable and accrued liabilities.

The following is a summary of the significant net assets lost and discharge of liabilities as determined at December 31, 2009:

ASSETS		LIABILITIES
Current Assets		Current Liabilities
Checking/Savings	$4,501	Accounts payable - trade	$57,940
Accounts receivable trade	86,788	Bank overdrafts	14,323
Employee loans	3,957	Loan payable - related party	644,985
Accounts receivable - rel. party	472,598	Unearned income	3,500
Accounts Receivable - Other	186,920	Loans payable	11,000
Foreign tax credits	16,078	Foreign taxes payable	120,736
Inventory	91,949	Payroll liabilities	91,975
Fixed Assets		Mortgage liabilities, net	403,620
Land	16,000	Total Liabilities	$1,348,079
Plant	1,915,809
Machinery and equipment	105,213	Net assets/loss on disposal	$1,773,141
Computer equipment	614	Operating loss, 3/30-12/31/09	191,495
Electrical equipment	10,476	Net loss, discontinued operations	$1,964,636
Tools	4,351
Accumulated depreciation	(206,622)
Other Assets
Mineral rights (formerly goodwill)	412,588
Total Assets	$3,121,220

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our principal independent registered public accounting firm is Child, Van Wagoner & Bradshaw PLLC (CVWB”), 5296 S. Commerce Drive, Suite 300, Salt Lake City, Utah 84107. The report of CVWB on our financial statements for fiscal years ended December 31, 2009 and December 31, 2008 (which include the balance sheets as of December 31, 2009 and 2008, and the statements of operations, other comprehensive loss, changes in stockholders’ deficit for the period from December 29, 2003 (inception) through December 31, 2009), did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope or accounting principles, other than to state that there is substantial doubt as to our ability to continue as a going concern.  During our fiscal year ended December 31, 2009 and December 31, 2008, there were no disagreements between us and CVWB, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of CVWB, would have caused CVWB to make reference thereto in its report on our audited financial statements.

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

The following table sets forth the compensation paid to our Chief Executive Officer and those executive officers that earned in excess of $100,000 during fiscal years ended December 31, 2009 and 2008 (collectively, the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE

Executive Officer Compensation Table
Name and Principal Position	Year (US$)	Salary (US$)		Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
William Lieberman, President	2008 2009	$0 36,000	(1) (2)	$0 0	0 75,000	0 0	0 0	0 0	0 0	$0 111,000
Andrew J Befumo, Secretary	2008 2009	$10,000 48,000	(1) (2)	0 0	0 0	0 0	0 0	0 0	0 0	$10,000 48,000

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

STOCK OPTIONS/SAW GRANTS IN FISCAL YEAR ENDED DECEMBER 31, 2009

The following table sets forth information as at December 31, 2009 relating to Stock Options that have been granted to the Named Executive Officers:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total (US$)
William Lieberman,	$0	$0	0	0	0	0	$0

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of the date of this Annual Report, the following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of the date of this Annual Report, there are 93,131,500 shares of common stock issued and outstanding.

Name and address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Position	Percent of Class
Jeffrey Sternberg Address	-0-	Current President/CEO/CFO/ Director	-0-
William Lieberman 140 West 4th St. Apartment 9 New York, NY 10012	300,000	Prior President/Director	0.32%
Andrew Befumo PO Box 717 Culpeper, VA 22701	250,000	Prior Secretary	0.27%
Compania Minera del Pacifico, S.A. Cir. Norte #511 Y 12 AVA Machala, El Oro, Ecuador	16,500,000	N/A	17.72%
Benstole Invest LTD 24 De Castro Street Wickhams Cay 1 Road Town, Tortola	10,000,000	N/A	10.74%
Phillip C. Smith 2877 South Paradise Suite 2206 Las Vegas, Nevada 89109	10,000,000	N/A	10.74%

*	Less than one percent.

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Annual Report. As of the date of this Annual Report, there are 93,131,500 shares issued and outstanding.

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

Short-term Notes Payable – Related Parties

We have borrowed funds from stockholders for working capital purposes from time to time.  The loans are non-interest bearing.  They are payable on demand and, consequently, reported as current liabilities.  We have received $39,514 in advances since inception and made repayments of $7,019 in cash, resulting in a payable balance of $32,495 as of December 31, 2009.  Interest has not been imputed due to its immaterial impact on the financial statements. The Company also owes its officers and directors $24,589 and $0 at December 31, 2009 and 2008, respectively, for reimbursable expenses incurred in the normal course of business.

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

Accrued interest and interest expense on the convertible notes payable as of and for the year ended December 31, 2009 totaled $35,897. Due to the contingent nature of the conversion price, no beneficial conversion feature was noted.

The convertible promissory notes with the investment firm are summarized as follows:

Loan No.	Amount	Date	Maturity	Interest Rate
1	$ 90,000	12/31/2008	1/5/2010	8.00%
2	100,000	1/16/2009	1/5/2010	8.00%
3	50,000	1/23/2009	1/5/2010	8.00%
4	25,000	2/2/2009	1/5/2010	8.00%
5	10,000	3/9/2009	1/5/2010	8.00%
6	50,000	4/8/2009	4/8/2010	8.00%
7	75,000	4/27/2009	4/27/2010	8.00%
7	(75,000)	5/29/2009	payment
8	25,000	6/23/2009	6/23/2010	8.00%
9	100,000	7/1/2009	7/1/2010	8.00%
10	20,000	7/6/2009	7/6/2010	8.00%
11 (A)	195,000	8/27/2009	8/31/2010	8.00%
Balance, Dec. 31, 2009	$ 665,000

(A) In August, the Company entered into a master borrowing agreement with the investment firm, which allows for notes payable of up to $500,000 to be paid in installments as needed.  Each note carries a separately dated promissory note that bears interest of 8% and is payable on or before August 31, 2010.  As of December 31, 2009, six installments were made totaling $195,000.

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

April 30, 2009 Bonds

On April 30, 2009, the Company issued $300,000 in convertible secured bonds to a stockholder for net proceeds of $258,856 (including two months of prepaid interest totaling $4,500 retained by the stockholder that was amortized to interest expense by December 31, 2009).  The bonds bear interest of 9% and mature (if not converted) on October 31, 2010.  Upon default, the interest rate is increased to 18%.  The stockholder incurred bond issuance costs of $41,144, which are being amortized to interest expense on a straight-line basis over the term of the bond.  The carrying amount of the bond issuance costs at December 31, 2009 was $29,715, net of $11,429 in amortization for the year ended December 31, 2009.  Interest payments are made at month-end, resulting in bond interest payable or $2,464 at December 31, 2009.  Bond interest expense was $22,679 (including $11,429 in bond issuance cost amortization) for the year ended December 31, 2009.

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

October 12, 2009 Bonds

On October 12, 2009, the Company issued $210,000 in convertible secured bonds to a stockholder for net proceeds of $210,000 The bonds bear interest of 9% and mature (if not converted) on January 12, 2010 or upon completion of any new investments in the company exceeding $1,500,000.  Upon default, the interest rate is increased to 18%, and the company may convert all bonds held by lender without restriction.  The Company incurred bond issuance costs of $42,000, which are being accrued to bonds payable on a straight-line basis over the term of the bond.  The carrying amount of the bond issuance costs at December 31, 2009 was $23,062. Interest payments are made at month-end, resulting in bond interest payable or $4,115 at December 31, 2009.  Bond interest expense was $4,115 for the year ended December 31, 2009.  Use of the funds was to provide services for new financing, payment on mortgages, payment of past due bills, and to support operations.

The bonds have an optional conversion feature whereby the stockholder is entitled to convert the bonds and accrued interest at any time based on the lesser of the stock price on the bonds’ inception (the ‘Fixed Price,’ which was determined to be $.07 per share) or the lowest daily closing volume weighted average price during the five days preceding conversion.  If the common stock price drops below the Fixed Price, the Company has the option to redeem the bonds, provided it pays a 16% redemption premium on the amount redeemed.  Due to the contingent nature of the conversion price, no beneficial conversion feature was noted. Limitations on conversion prevent the number of shares issued from exceeding 9.99%.  The bonds carry a currency rate conversion clause wherein if the Euro to US dollar exchange rate is lower than the rate of October 12, 2009 then the number of shares to be issued shall be increased by an equal percentage of the decline in the exchange rate.

November 3, 2009 Bonds

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

2009	$65,000	Child, Van Wagoner & Bradshaw, PLLC
2008	$15,000	Child, Van Wagoner & Bradshaw, PLLC

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2009	$575	Child, Van Wagoner & Bradshaw, PLLC
2008	$1,250	Child, Van Wagoner & Bradshaw, PLLC

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2009	$1,000	Child, Van Wagoner & Bradshaw, PLLC
2008	$0	Child, Van Wagoner & Bradshaw, PLLC

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

The following exhibits are filed as part of this Annual Report.

		Incorporated by reference
					Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation of Registrant	SB-2	10-31-06	3.1
3.1.1	Certificate of Incorporation of Trilliant Diamonds Limited	8-K	07-09-09	3.1.1
3.1.2	Memorandum and Articles of Association for Trilliant Diamonds	8-K	07-09-09	3.1.2
3.1.3	Certificate of Designation of Series I Preferred Stock	8-K	07-09-09	3.1.3
3.1.4	Amendment to Designation of Series I Preferred Stock	8-K	07-09-09	3.1.4
3.2	Bylaws	SB-2	10-31-06	3.2
10.1	Share Transfer Agreement Registrant, Pacifico and Muluncygold	10-K	04-15-09	10.1
10.2	Muluncay Project Report Prepared by Exploration Alliance Ltd.	10-K	04-15-09	10.2
10.3	Geological Report of the Mulcaney Deposit	10-K	04-15-09	10.3
10.4	Report on Exploration Potential – Muluncay Project	10-K	04-15-09	10.4
10.5	Ecuador Mining Law	10-k	04-15-09	10.5
10.6	Diagram of Current 40 Ton Plant	10-K	04-15-09	10.6
10.7	Loan Agreement and Note between Registrant and Charms Investments Ltd.	10-K	04-15-09	10.7
10.8	Stock Purchase Agreement between Registrant and Trafalgar Capital Specialized Investment Fund	8-K	04-20-09	10.8
10.9	Redeemable Debenture issued to Trafalgar Capital Specialized Investment Fund	8-K	04-20-09	10.9
10.10	Global Diamond Subscription Agreement	8-K	07-09-09	10.10
10.11	Trilliant Diamonds Charge of Shares	8-K	07-09-09	10.11
10.12	Loan Note Instrument/Convertible Debenture	8-K	07-09-09	10.12
10.13	Registrant Loan Note Certificate	8-K	07-09-09	10.13
10.14	Stock Purchase Agreement between Registrant and Samazo Limited	8-K	07-23-09	10.14
10.15	Order of the Eastern Caribbean Supreme Court	8-K	09-25-09	10.15
10.16	Sale and Purchase Agreement	8-K	09-30-09	10.16
10.17	Extrajudicial Complaint	8-K	10-08-09	10.17
10.18	Securities Purchase Agreement between Registrant and Trafalgar Capital Specialized Investment Fund	8-K	10-13-09	10.18
10.19	Redeemable Debenture	8-K	10-13-09	10.19
10.20	Securities Purchase Agreement between Registrant and Trafalgar Capital Specialized Investment Fund	8-K	11-12-09	10.20
10.21	Redeemable Debenture	8-K	11-12-09	10.21

14.1	Code of Ethics	10-K	04-15-09	14.1
99.1	Audit Committee Charter	10-K	04-15-09	99.1
99.2	Disclosure Committee Charter	10-K	04-15-09	99.2

31.1	Certification of Chief Executive Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.				X

31.2	Certification of Chief Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)				X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)				X

TRILLIANT EXPLORATION CORPORATION

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRILLIANT EXPLORATION CORPORATION

Dated: April 16, 2010	By:	/s/ JEFFREY STERNBERG
Jeffrey Sternberg, President/Chief
Executive Officer

Dated: April 16, 2010	By:	/s/ JEFFREY STERNBERG
Jeffrey Sternberg, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 16, 2010	By:	/s/ JEFFREY STERNBERG
Director