Form 10-K/A
period 2009-12-31
TRILLIANT EXPLORATION CORP
filed 2010-04-16
CIK 1378948

             U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

Large accelerated filed [   ]                                                                                  Accelerated filer [    ]

Non-accelerated filer [   ]                                                                                     Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business of the registrant’s most recently completed second fiscal quarter: June 30, 2009 $74,370,537.

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

All references in this Annual Report on Form 10-K/A to the terms “we,” “our,” “us,” “TTXP,” and the “Company” refer to Trilliant Exploration Corporation.

AVAILABLE INFORMATION

Trilliant Exploration Corporation files annual, quarterly, current reports, proxy statements, and other information with the Securities and Exchange Commission (the "Commission"). You may read and copy documents referred to in this Annual Report on Form 10-K/A that have been filed with the Commission at the Commission's Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our Commission filings by going to the Commission's website at http://www.sec.gov.

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

Our directors and executive officers, their ages and positions held are as follows:

Name	Age	Position with the Company
Jeffrey Sternberg	48	President, Chief Executive Officer and Treasurer/Chief Financial Officer and a Director

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