Form 10-Q
period 2010-03-31
TRILLIANT EXPLORATION CORP
filed 2010-05-24
CIK 1378948

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One
[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the period ended March 31, 2010

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______ to _______

Commission File No. 333-138332

Trilliant Exploration Corporation (Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-0936313 (I.R.S. Employer Identification No.)

1404 Roadman Street, Hollywood, Florida 33020 (Address of principal executive offices)

(786) 323-1650 (Issuer’s telephone number)
545 Eighth Avenue, Suite 401, New York, New York 10018 (Previous address if changed from last report)

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001
(Title of Class)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X ]   No[    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.

Yes [   ]   No[ X ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ]                                                                           Accelerated filer [   ]

Non-accelerated filer [   ]                                                                           Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]  No [X]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[   ]  No[   ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of May 24, 2010
Common Stock, $0.001	87,231,500*

*93,131,500 shares issued, 87,231,500 outstanding (considering 5,900,000 shares of treasury stock repurchased by the Company)

TRILLIANT EXPLORATION CORPORATION

Form 10-Q

Part 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements
Balance Sheets
Statements of Operations
Statements of Cash Flows
Notes to Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Removed and Reserved

Item 5.	Other Information

Item 6.	Exhibits

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying condensed unaudited financial statements of Trilliant Exploration Corporation, a Nevada corporation, are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America.  These statements should be read in conjunction with the Company’s most recent annual financial statements for the year ended December 31, 2009 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on April 15, 2010.  In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments.  The results of operations presented in the accompanying condensed financial statements for the period ended March 31, 2010 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2010.

Trilliant Exploration Corporation
CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
For the Three Months Ended
March 31, 2010 and 2009

TABLE OF CONTENTS

Consolidated Balance Sheets as of March 31, 2009 (unaudited) and December 31, 2009

Consolidated Statements of Operations for the Three Months ended March 31, 2010 and March 31, 2008 (unaudited) and from inception to March 31, 2010

Consolidated Statements of Cash Flows for the Three Months ended March 31, 2009 and March 31, 2009 (unaudited) and from inception to March 31, 2010

Notes to the Condensed Consolidated Financial Statements (unaudited)Trilliant Exploration Corporation

Trilliant Exploration Corporation
(A Pre-Exploration Stage Company)
Condensed Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$-	$-
Accounts receivable	-	-
Prepaid expenses (Note 7)	4,643	22,433
Total Current Assets	4,643	22,433

OTHER ASSETS
Investments (Note 3)	1,009,125	2,389,200
Notes receivable - related party (Note 5A)	-	-
Bond issue costs, net - related party (Note 5C)	84,566	92,585
Deposits	3,426	5,646
Total Other Assets	1,097,117	2,487,431
TOTAL ASSETS	$1,101,760	$2,509,864

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$68,595	$56,269
Accounts payable - related party (Note 6B)	56,818	24,589
Convertible notes payable, current (Note 3)	2,018,250	2,389,200
Convertible notes payable–related party, current (Note 5A)	665,000	665,000
Bonds payable, convertible and secured–related party (Note 5C)	2,062,000	2,057,032
Accrued interest, convertible bonds payable–related party (Note 5C)	124,708	47,983
Accrued interest, convertible note payable (Note3)	-	143,325
Accrued interest, convertible notes payable–related party (Note 5A)	230,945	35,897
Short-term notes payable–related party (Note 5B)	32,495	32,495
Total Current Liabilities	5,258,811	5,451,790

Total Liabilities	5,258,811	5,451,790

STOCKHOLDERS' DEFICIT (Note 4)
Preferred stock, par value $.001, 200,000,000 shares authorized,	10,200	10,200
10,200,000 issued and outstanding	-	-
Common stock, par value $.001, 1,000,000,000 shares authorized,
93,131,500 issued and 87,231,500 outstanding, March 31, 2010; 93,031,500
shares issued and outstanding December 31, 2009	93,132	93,132
Additional paid-in capital	10,706,521	10,706,521
Accumulated other comprehensive income	275,500	5,787
Deficit accumulated during the pre-exploration stage	(5,042,404)	(3,557,566)
Total Stockholder's equity (deficit) (before treasury stock)	6,042,950	7,258,074
Treasury Stock (5,900,000 shares at $1.73 per share) (Note 6)	(10,200,000)	(10,200,000)

Total Stockholders' (Deficit)	(4,157,051)	(2,941,926)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,101,760	$2,509,864

The accompanying notes are an integral part of the unaudited financial statements.

Trilliant Exploration Corporation
(A Pre-Exploration Stage Company)
Condensed Consolidated Statements of Operations
(unaudited)
			Cumulative Totals
			from December 29,
			2003 (Inception)
	Three Months ended March 31,		to March 31, 2010
	2010	2009
Revenues	$-	$-	$0
			0
Operating Expenses			0
Organizational expenses	-	-	1,200
Depreciation	-	-	-
Professional fees	41,700	127,520	677,686
Salaries and wages	3,000	86,292	173,185
Advertising and promotion	12,600	-	81,350
Insurance	5,190	-	16,862
Other general and administrative	2,075	14,336	342,262
Total Operating Expenses	64,565	228,148	1,292,545

Operating Loss	(64,565)	(228,148)	(1,292,545)

Other Income (Expense)
Interest income	-	22,633	37,587
Loss on investment	(1,242,600)	-	(1,242,600)
Currency exchange loss	-	-	(9)
Miscellaneous other income	-	50	50
Interest expense	(177,673)	(39,922)	(580,201)
Total Other Income (Expenses)	(1,420,273)	(17,239)	(1,785,173)

LOSS FROM CONTINUING OPERATIONS	(1,484,838)	(245,387)	(3,077,718)
Provision for income taxes	-	-	-
NET LOSS FROM DISCONTINUED OPERATIONS	0	(89,379)	(1,964,686)
Net Loss applicable to Common Shares	$(1,484,838)	$(334,766)	$(5,042,404)
BASIC AND DILUTED LOSS PER COMMON SHARE:
Net loss per share, continuing operations	(0)	(0)
Net loss per share, discontinued operations	$0	$(0)
Total net loss per share	(0)	(0)
Weighted Average Number of
Common Shares Outstanding (Basic)	93,131,500	91,940,000

Weighted Average Number of
Common Shares Outstanding (Diluted)	1,172,568,139	94,040,000

The accompanying notes are an integral part of the unaudited financial statements.

Trilliant Exploration Corporation
(A Pre-Exploration Stage Company)
Condensed Consolidated Statements of Other Comprehensive Loss
(unaudited)

	Three Months ended March 31,		Cumulative Totals from December 29, 2003 (Inception) to March 31, 2010
	2009	2008
Net loss	$(1,484,838)	$(334,766)	$(5,042,404)
Other comprehensive loss, net of tax
Foreign currency translation adjustment	269,714	0	269,714
Comprehensive income	$(1,215,125)	$(334,766)	$(4,772,691)

The accompanying notes are an integral part of the unaudited financial statements.

Trilliant Exploration Corporation
(A Pre-Exploration Stage Company)
Condensed Consolidated Statements of Cash Flows
(unaudited)

			Cumulative Totals
			from December 29,
	Three months		2003 (Inception)
	Ended March 31,		to March 31,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,484,838)	$(334,766)	$(5,042,404)
Adjustments to reconcile net loss to net cash
used in operations:
Impariment on investment	1,242,600	-	1,242,600
Forgiveness of notes recievable	-	-	990,000
Depreciation		26,193	226,955
Amortization of bond issue costs - related party	8,018	6,130	84,566
Common stock issued for services	-	-	255,250
Vesting of warrants for services	-	-	219,853
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts Receivable	-	(1,564)	-
Interest receivable, notes receivable - related party	-	(22,633)	-
Other current assets	-	1,039	-
Foreign tax credits	-	1,940	-
Prepaid expenses	17,790	49,950	(4,643)
Deposits	2,220	(1,923)	(3,426)
Increase (Decrease) in:
Accounts payable	(12,263)	61,008	72,603
Accounts payable - relate parties	56,818	-	56,818
Accrued interest, convertible bonds payable - related party	76,726	-	124,709
Accrued interest, convertible notes payable	38,318	4,542	181,643
Accrued interest convertible notes payable - related party	13,405	-	49,302
Foreign tax liabilities	-	(440)	-
Foreign payroll tax liabilities	-	1,393	-
Payroll liabilities	-	40,109	-
Accrued officer compensation	-	67,932	-
Net Cash Used In Operating Activities	(41,207)	(101,090)	(1,546,174)
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash received in acquisition of subsidiary	-	2,009	-
Issuance of notes receivable - related party	-	(205,000)	(1,195,000)
Payments on notes receivable - related party	-	0	0
Net Cash Used In Investing Activities	-	(202,991)	(1,195,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related party	-	-	39,513
Payments on notes payable - related party	-	-	(7,019)
Proceeds from convertible bonds payable - related party	4,968	-	1,919,180
Proceeds from convertible notes payable - related party	-	185,000	740,000
Payments made on convertible notes payable - related party	-	-	(75,000)
Foreign currency adjustments	36,239
Refunds for rescission of common stock	-	-	(1,250)
Net proceeds from sale of common stock	-	-	125,750
Net Cash Provided By Financing Activities	41,207	185,000	2,741,174
NET INCREASE (DECREASE) IN CASH	-	(119,081)	-
CASH AT BEGINNING OF PERIOD	-	179,223	-
CASH AT END OF PERIOD	$-	$60,142	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$29,250	$19,500
Cash paid for income taxes	$-	$-	$-
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Forgiveness of related party debt	$-	$-	$(10,000)
Purchase of investment with convertible note payable, net of $466,950 foreign currency translation adjustment	$-	$-	$2,018,250
Issuance of 10,200,000 shares of preferred stock at $1 per share in exchange for 5,900,000 shares of treasury stock at $1.73 per share	$-	$-	$10,200,000
Net assets acquired in acquisition of subsidiary MuluncayGoldCorp	$-	$1,430,131	$-

The accompanying notes are an integral part of the unaudited financial statements.

Trilliant Exploration Corporation
(A Pre-Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements (unaudited)
Three Months Ended March 31, 2010 and 2009, and the
Period of December 29, 2003 (Inception) to December 31, 2010

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

On March 30, 2009 (Date of Acquisition), Trilliant Exploration Corporation (the Parent) acquired a 100% interest in MuluncayGoldCorp (a Subsidiary) (Muluncay).  The transaction was accounted for as a purchase pursuant to ASC Topic No. 805.

On June 29, 2009 (Date of Formation), the Company established a wholly-owned Trilliant Diamonds Limited (a Subsidiary) (Trilliant Diamonds), a private limited England and Wales Company, to facilitate the Company’s diamond exploration.  Trilliant Diamonds has been inactive since formation.  The only asset of Trilliant Diamonds is an investment in Global Diamond Resources (GDR), a Gibraltar, Spain entity. On July 1, 2009, Trilliant Diamonds acquired 10,000,000 shares of GDR, representing 3.2% of the outstanding shares of GDR stock, for $2,485,200.  The investment was obtained via issuance of a note payable in the amount of $2,485,200.  The investment and note payable are denominated in British Pounds, as of December 31, 2009 the investment and note payable are adjusted to $2,389,250 after currency translation adjustments of $466,950. The investment was further adjusted to $1,009,125 at March 31, 2010 for impairment.

On July 1, 2009 the Company acquired 799 of 800 shares of AyapampaGold S.A (AYA) (a Subsidiary) at $1 per share for a purchase price of $799. AYA was formed in mid-2007 as a shell and has been inactive since inception.

On February 11, 2010, Minera Del Pacifico (the seller of MuluncayGoldCorp) exercised its rights retroactive to December 31, 2009 to terminate the purchase of MuluncayGoldCorp.  The activity of MuluncayGoldCorp from the Date of Acquisition through December 31, 2009 is reported as discontinued operations pursuant to ASC Topic 205.

The accompanying consolidated financial statements for the Three Months ended March 31, 2010 include the operations of the Subsidiaries’ activity from the dates of Acquisition and Formation through December 31, 2009.  Inter- company transactions have been eliminated upon consolidation. The Parent and Subsidiaries are collectively referred to as “the Company.”

The unaudited interim financial statements of Trilliant Exploration Corporation were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and reflect all adjustments (including normal recurring accruals) which, in the opinion of management, are considered necessary for the fair presentation of the results for the periods presented. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Cash and Cash Equivalents

Cash and cash equivalents consists principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase.  The Company had $0 and $0 in cash and cash equivalents as of March 31, 2010 and December 31, 2009, respectively.   In December 2009, the Company closed both of its bank accounts.

Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting shareholders’ equity that, under generally accepted accounting principles are excluded from net income. For the Company, such items consist primarily of unrealized gains and losses on marketable securities and foreign currency translation gains and losses.

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

Goodwill and Other Intangibles

As of December 31, 2009, the Company held no Goodwill. The Company possesses no other intangible assets.

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

	Three months ended March 31,
	2010	2009
BASIC
Net loss	$(1,484,838)	$(334,766)
Weighted average common shares outstanding	93,001,500	91,940,000
Net loss per share (Basic)	$(0.016)	$(0.00)

DILUTED
Net loss (Basic)	$(1,484,838)	$(334,766)
Convertible bond and note interest	76,725	39,922
Unamortized convertible bond issuance costs	(84,566)	(51,084)
Net loss (Diluted)	$(1,492,679)	$(345,928)

Weighted average common shares outstanding (Basic)	93,001,500	91,940,000
Convertible preferred shares	809,523,810	2,100,000
Convertible bonds and notes	270,042,829	-
Options	-	-
Warrants	-	-
Weighted average common shares outstanding (Diluted)	1,172,568,139	91,040,000

Net loss per share (Diluted)	$(0.00)	$(0.00)

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

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued revised guidance intended to improve disclosures related to fair value measurements. This guidance requires new disclosures as well as clarifies certain existing disclosure requirements. New disclosures under this guidance require separate information about significant transfers in and out of Level 1 and Level 2 and the reason for such transfers, and also require purchases, sales, issuances, and settlements information for Level 3 measurement to be included in the rollforward of activity on a gross basis. The guidance also clarifies the requirement to determine the level of disaggregation for fair value measurement disclosures and the requirement to disclose valuation techniques and inputs used for both recurring and nonrecurring fair value measurements in either Level 2 or Level 3. This accounting guidance is effective for the Company beginning in the third quarter of fiscal 2010, except for the rollforward of activity on a gross basis for Level 3 fair value measurement, which will be effective for the Company in the first quarter of fiscal 2012. The Company is currently evaluating the impact that the adoption of this guidance will have on its financial statement disclosures.

In June 2009, the FASB issued revised guidance for the accounting of transfers of financial assets. This guidance eliminates the concept of a qualifying special-purpose entity; removes the scope exception for qualifying special-purpose entities when applying the accounting guidance related to the consolidation of variable interest entities; changes the requirements for derecognizing financial assets; and requires enhanced disclosure. This accounting guidance is effective for the Company beginning in the first quarter of fiscal 2011. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

In June 2009, the FASB issued revised guidance for the accounting of variable interest entities. This revised guidance replaces the quantitative-based risks and rewards approach with a qualitative approach that focuses on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and has the obligation to absorb losses or the right to receive benefits from the entity that could be potentially significant to the variable interest entity. The accounting guidance also requires an ongoing reassessment of whether an enterprise is the primary beneficiary and requires additional disclosures about an enterprise’s involvement in variable interest entities. This accounting guidance is effective for the Company beginning in the first quarter of fiscal 2011. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

Management does not expect any financial statement impact from any recently-issued pronouncements.

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

NOTE 3 – INVESTMENTS

On July 1, 2009, the Company entered into a convertible loan agreement under the laws of England and Wales for the price of ₤1,500,000. Based on the July 1, 2009 Interbank exchange rate of 1.6568, the loan was initially valued and recorded at $2,485,200.  The note bears interest of 12% and is payable on or before June 24, 2010.  The loan and interest are convertible into the Company’s common stock at $.45 per share.  Interest is accrued quarterly but may be paid at maturity on June 24, 2010.  Early payments must be in intervals of ₤100,000.  Accrued interest and interest expense for the three months ended March 31, 2010 was $38,318 after currency adjustments of $42,023. Accrued interest as of and for the Year Ended December 31, 2009 totaled $143,325 after currency translation adjustments of $5,787 recorded to accumulated other comprehensive income.  Total accrued interest and interest expense of were $181,645 after currency adjustments of $42,023 as of March 31, 2010.

On July 1, 2009, Trilliant Diamonds (a wholly-owned subsidiary of the Company) used the funds to acquire 10,000,000 shares of Global Diamond Resources PLC (GDR) at ₤ ..15 per share for total purchase price of ₤1,500,000, representing a 3.2% ownership interest in GDR.  GDR is located in Gibraltar, Spain and primarily engages in diamond mining.    GDR is a private company, so the stock value is difficult to determine.  Management has determined that based on level three inputs the value of the investment has declined by 50%, and recorded a loss on investment of $1,242,600 as of March 31, 2010.

In determining the Level three inputs and fair value of Global Diamond Resources PLC, management considered the investment would provide sufficient funds to allow GDR to resume operations and maintained the fair value of the investment at cost until March 31, 2010.  At that time, Management considered the lack of operation in GDR to be significant and adjusted the fair value of the investment.  Management will continue to monitor the value of the investment and seek additional response from GDR.  Management may further decrease the value of the investment to based on fair value determinations.

As of December 31, 2009 the currency translation adjustment of the investment based on the Interbank exchange rate of 1.5928 as of December 31, 2009 is $96,000, resulting in the devaluation of the investment and the note payable down to $2,389,200. As of March 31, 2010, the investment was determined to be impaired by 50% of the original investment ($1,242,600).  The currency translation adjustment after impairment is  based on the Interbank exchange rate of 1.3455 is ($233,475).  On March 31, 2010 the value of the investment is $1,009,125 after impairment of $1,242,600 and total currency adjustments of ($329,475).

NOTE 4 - PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income regardless of when reported for tax purposes.  Deferred taxes provided for under ASC Topic No. 740 give effect to the temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, and allowances based on the income taxes expected to be payable in future years.  Deferred tax assets arising as a result of net operating loss carry-forwards and other temporary differences such as impairment of investments have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods.  Operating loss carry-forwards of $5,042,404 generated since inception through March 31, 2010, will begin to expire in 2024.   Accordingly, deferred tax assets of approximately $1,764,842 were completely offset by the valuation allowance, which increased by $519,693 and $117,168 during the three months ending March 31, 2010 and 2009, respectively, based on the U.S. Statutory rate of 35%.

	Three Months Ended March 31, 2009
	2010	2009
Net operating income (loss)	$(1,484,838)	$(334,766)
Statutory U.S. Income tax rate	35%	35%

Current Provision
Domestic
Federal	(519,693)
State & Local
Foreign

Deferred (benefit) provision
Domestic
Federal		(117,168)
State & Local
Foreign

Tax Benefit	(519,693)	(117,168)
Valuation allowance	519,693	117,168

Net Benefit	$0	$0

NOTE 5- RELATED PARTY TRANSACTIONS

A – Convertible Notes Payable

The Company has entered into multiple convertible notes payable agreements with an investment firm that is also a minority stockholder of the Company.  Each note carries a separately dated promissory note that bears interest of 8% and is payable on or before August 31, 2010, with each funding due one year from original date of receipt.  Principal and interest are convertible at the option of the note-holder into shares of the Company’s common stock at the rate of 80% of the average of the five daily volume weighted average price preceding the conversion date.  Several Notes are in default and status of default is indicated in the following table.  The Notes carry no penalty or change in interest rate for default.

Accrued interest and interest expense on the convertible notes payable as of March 31, 2010 totaled $13,300, and for the year ended December 31, 2009 totaled $35,319. Due to the contingent nature of the conversion price, no beneficial conversion feature was noted.

The convertible promissory notes with the investment firm are summarized as follows:

Convertible Notes						Interest expense
	Issue date	Maturity	Principal	Interest rate	Date of Default	As of March 31, 2010	2009
(A)	12/31/2008	1/5/2010	90,000	8.00%	1/5/2010	1,800	7,220
(A)	1/16/2009	1/5/2010	100,000	8.00%	1/5/2010	2,000	7,649
(A)	1/23/2009	1/5/2010	50,000	8.00%	1/5/2010	1,000	3,748
(A)	2/2/2009	1/5/2010	25,000	8.00%	1/5/2010	500	1,830
(A)	3/9/2009	1/5/2010	10,000	8.00%	1/5/2010	200	671
(B)	4/8/2009	4/8/2010	50,000	8.00%	4/8/2010	1,000	2,800
(C)	4/27/2009	4/27/2010	75,000	8.00%		0	533
(D)	4/27/2009	4/27/2010	(75,000)	8.00%		0
	6/23/2009	6/23/2010	25,000	8.00%		500	1,039
	7/1/2009	7/1/2010	100,000	8.00%		2,000	4,000
	7/6/2009	7/6/2010	20,000	8.00%		400	778
	8/26/2009	8/31/2010	195,000	8.00%		3,900	5,051
		Totals	665,000			13,300	35,319

(A), Amounts borrowed were part of a master note agreement totaling $195,000
(c) and (D), The company borrowed $75,000on April 27, 2009, and subsequently repaid this note on May 29, 2009

B – Short-Term Notes Payable

The Company has borrowed funds from stockholders for working capital purposes from time to time.  The loans are non-interest bearing, payable on demand and, consequently, reported as current liabilities.  The Company has received $49,764  in advances since inception  was forgiven $10,000, and made repayments of $7,019 in cash, resulting in a payable balance of $32,745 as of March 31, 2010 and December 31, 2009.  The Company also has related party payables of $56,818 and $24,589 as of March 31, 2010 and December 31, 2010, respectively, for reimbursable expenses incurred in the normal course of business.

C – Bonds Payable, Convertible & Secured

The Company has entered into multiple convertible bond agreements with an investment firm that is also a minority stockholder of the Company.  Each bond carries a separately dated promissory note that bears interest of 9% and is payable on or before January 1, 2010.  Upon default, the interest rate is increased to 18%.  The stockholder incurred bond issuance costs which are being amortized to interest expense on a straight-line basis over the term of the bond.  The carrying amount of the bond issuance costs at March 31, 2010 and December 31, 2009 was $84,566 and $92,585 respectively net of $17,955 and $79,836, respectively, in amortization.  Interest payments for Bonds (A) and (B) are payable mid-month and Bond (C) and (D) payable on January 2, 2010 and February 3, 2010 respectively, resulting in bond interest payable of $124,708 and $47,983 as of March 31, 2010 and December 31, 2009 respectively.  The Company did not make the December mid-month interest payment and is considered in default on Bonds (A) and (B) as of Jan 15, 2010.

The bonds have an optional conversion feature whereby the stockholder is entitled to convert the bonds and accrued interest at any time based on the lesser of the stock price on the bonds’ inception (the ‘Fixed Price,’ which was determined to be $.61 per share) or the lowest daily closing volume weighted average price during the five days preceding conversion.  If the common stock price drops below the Fixed Price, the Company has the option to redeem the bonds, provided it pays a 16% redemption premium on the amount redeemed.  If the bonds are not converted, the Company is required to make interest-only payments for a period of one year following the bonds’ inception.  Thereafter, the Company shall continue making monthly interest payments, in addition to quarterly principal payments of $325,000 and quarterly 16% redemption premium payments that amount to $52,000 per quarter ($208,000 total).  Due to the contingent nature of the conversion price, no beneficial conversion feature was recorded.

The convertible bonds with the investment firm are summarized as follows:

Convertible Bonds							Debt issue costs		Interest expense
	Issue date	Maturity	Principal	Interest rate	Default rate	Date of Default	As of March 31, 2010	2009	As of March 31, 2010	2009
(A)	10/15/2008	10/15/2010	$1,300,000	9.00%	18.00%	1/15/2010	$6,130	$24,519	$58,500	$117,000
(B)	4/30/2009	10/31/2010	$ 300,000	9.00%	18.00%	1/15/2010	$6,857	$18,286	$13,500	$18,000
(C)	10/12/2009	1/12/2010	$ 252,000	9.00%	9.00%	1/13/2010	$4,968	$37,032	$4,725	$5,690
(D)	11/3/2009	2/3/2010	$ 210,000	9.00%	9.00%	2/3/2010	$0	$0	$4,725	$2,993
	Totals		$2,062,000				$17,955	$79,836	$81,450	$143,683

NOTE 6 – STOCKHOLDERS’ DEFICIT

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

Common Stock
The Company had 93,131,500 and 93,131,500 shares of common stock issued and 87,231,500 and 93,131,500 outstanding at March 31, 2010 and December 31, 2009, respectively.  The Company’s common stock is thinly traded with a limited market.  As of March 31, 2010, the stock was trading at a market price of $.012 per share.

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

In July 2009, the Company issued an additional 500,000 shares of restricted stock to an independent investor at $.25 per share for signing a letter of intent for funding.  This established a deposit of $125,000 and additional paid in capital of $124,500.  As of December 31, 2009 the letter of intent had not been finalized and uncertainty exists in the ability of the investor to complete the transaction.  Management considers the deposit of $125,000 unlikely to be received, and issued orders to the transfer agent to cancel the stock certificate.  The Company retains the right and obligation of not lifting the restriction on the stock and has requested the investor return the restricted stock certificate.  The deposit of $125,000 was expensed as consulting fees as of December 31, 2009.

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

The Company had 93,131,500 and 93,131,500 shares of common stock issued and outstanding, respectively (taking into consideration the 5,900,000 shares of treasury stock) at March 31, 2010 and December 31, 2009 respectively.  The Company’s common stock is thinly traded with a limited market.  As of March 31, 2010, the stock was trading at a market price of $.012 per share.

NOTE 7 - OTHER MATERIAL CONTRACTS

In June 2009, the Company acquired a one year insurance policy with total premium of $20,760.  As of March 31, 2010 total payments of $20,760 were made and $16,117 of the total premium has been amortized, resulting in a balance of $4,643 as of March 31, 2010.

In September 2009, the company entered into a marketing contract for total expense of $25,200 for a six month period. The company amortized $12,600 as of December 31, 2009, and $25,200 as of March 31, 2010.

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

NOTE 9 - SUBSEQUENT EVENTS

As discussed in Note 5 The Company is unable to meet payment deadlines on notes and bonds payable.  Subsequent to March 31, 2010, the company has defaulted on the April 8, 2009 convertible note payable in the amount of $50,000 which was payable April 8, 2010.

The Company has evaluated events from December 31, 2009, through the date whereupon the financial statements were issued and has determined that there are no additional items to disclose.

NOTE 10 – DISCONTINUED OPERATIONS

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

The following is a summary of the significant net assets lost and discharge of liabilities as determined at December 31, 2009:

ASSETS		LIABILITIES
Current Assets		Current Liabilities
Checking/Savings	$4,501	Accounts payable - trade	$57,940
Accounts receivable trade	86,788	Bank overdrafts	14,323
Employee loans	3,957	Loan payable - related party	644,985
Accounts receivable - rel. party	472,598	Unearned income	3,500
Accounts Receivable - Other	186,920	Loans payable	11,000
Foreign tax credits	16,078	Foreign taxes payable	120,736
Inventory	91,949	Payroll liabilities	91,975
Fixed Assets		Mortgage liabilities, net	403,620
Land	16,000	Total Liabilities	$1,348,079
Plant	1,915,809
Machinery and equipment	105,213	Net assets/loss on disposal	$1,773,141
Computer equipment	614	Operating loss, 3/30-12/31/09	191,495
Electrical equipment	10,476	Net loss, discontinued operations	$1,964,636
Tools	4,351
Accumulated depreciation	(206,622)
Other Assets
Mineral rights	412,588
Total Assets	$3,121,220

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

All references in this Quarterly Report on Form 10-K to the terms “we,” “our,” “us,” “TTXP,” and the “Company” refer to Trilliant Exploration Corporation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

CURRENT BUSINESS OPERATIONS

We are engaged in the evaluation, acquisition, exploration and advancement of mining projects.  Although we were considered to have exited the pre-exploration stage with the Muluncay acquisition, the disposal of Muluncay necessitates that we re-enter the pre-exploration stage effective December 31, 2009.  As of the date of this Quarterly Report, we are devoting substantially all of our efforts to the execution of our business operations. Through fiscal 2009, funding to acquire and explore gold properties and for operational purposes was acquired through private financings.

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

RESULTS OF OPERATION

STATEMENT OF OPERATIONS	Three Month Periods Ended March 31, 2010 and March 31, 2009		For the Period from December 29, 2003 (inception) to March 31, 2010

Revenue	-0-	-0-	-0-

Operating Expenses
Organizational expenses	-0-	-0-	1,200
Professional fees	41,700	127,500	677,686
Salaries and wages	3,000	86,292	173,185
Advertising and promotion	12,600	-0-	81,350
Insurance	5,190	-0-	16,862
Other general and administrative expenses	2,075	14,336	342,262
Total Operating Expenses	64,565	228,148	1,292,545

Operating Loss	(64,565)	(228,148)	(1,292,545)

Other Income (Expense)
Interest income	-0-	22,633	37,857
Loss in investment	(1,242,600)		(1,242,600)
Currency exchange loss	-0-	(9)	(9)
Miscellaneous other income	-0-	50	50
Interest expense	(177,673)	(39,922)	(580,201)
Total Other Income (Expense)	(177,673)	(17,239)	(1,785,173)

Loss before Income Taxes	(1,484,838)	(245,387)	(3,077,718)
Net Loss From Discontinued Operations	-0-	(89,379)	(1,964,686)

Net Loss Applicable to Common Shares	(1,484,838)	(334,766)	(5,042,404)

BALANCE SHEET DATA
Total Assets	1,101,760	2,509,864
Total Liabilities	5,258,811	5,451,790
Total Stockholders’ Equity (Deficit)	(4,157,051)	(2,941,926)

RESULTS OF OPERATION

Three Month Period Ended March 31, 2010 Compared to Three Month Period Ended March 31, 2009.

Our net loss for the three month period ended March 31, 2010 was ($1,484,838) compared to a net loss of ($334,766) during the three month period ended March 31, 2009, a decrease of $1,150,072. During the three month periods ended March 31, 2010 and 2009, we did not generate any revenue from continuing operations.

During the three month period ended March 31, 2010, we incurred operating expenses of $64,565 compared to $228,148 incurred during the three month period ended March 31, 2009, a decrease of $163,583. The decrease in operating expenses was primarily attributable to the following items: (i) professional fees of $41,700 (2009: $127,520) and (ii) salaries and wages of $3,000 (2009: $86,292. Operating expenses decreased due to the decreased scope and scale of our business operations. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Other income (expense) was incurred during the three month period ended March 31, 2010 of ($1,420,273) (2009: ($17,239)). Other income (expense) during the three month period ended March 31, 2010 consisted of: (i) loss on investment of ($1,242,600) compared to loss on investment of $-0- during the three month period ended March 31, 2009; and (ii) interest expense of ($177,673) compared to ($39,922) during the three month period ended March 31, 2009. Other income (expense) incurred during the three month period ended March 31, 2009 consisted of $22,633 in interest income and $50 in miscellaneous other income. A net loss from discontinued operations of $-0- was incurred during the three month period ended March 31, 2010 compared to a net loss from discontinued operations of ($89,379) incurred during the three month period ended March 31, 2009. This resulted in a loss before discontinued operations during the three month period ended March 31, 2010 of ($1,484,838) compared to a loss before discontinued operations during the three month period ended March 31, 2009 of ($334,766).

During the three month period ended March 31, 2009, we incurred a net loss from discontinued operations of ($89,379). We determined to discontinue operations with our Muluncay subsidiary, a mining operation in Ecuador effective December 31, 2009. Net loss applicable to common shares during the three month period ended March 31, 2010 was ($1,484,838) as compared to a net loss applicable to common shares during the three month period ended March 31, 2009 of ($334,766).  The basic weighted average number of shares outstanding was 93,001,500 for the three month period ended March 31, 2010 compared to 91,940,000 for the three month period ended March 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Three Month Period Ended March 31, 2010

As at March 31, 2010, our current assets were $4,643 and our current liabilities were $5,258,811, which resulted in a working capital deficit of ($5,254,168) As of March 31, 2010, current assets were comprised of $4,643 in prepaid expenses. As of March 31, 2010, current liabilities were comprised of: (i) $68,595 in accounts payable; (ii) $56,818 in accounts payable – related party; (iii) $2,018,250 in convertible notes payable, current; (iv) $665,000 in convertible notes payable – related party, current; (v) $2,062,000 in bonds payable, convertible and secured – related party; (vi) $124,708 in accrued interest, convertible bonds payable – related party; (vii) $230,945 in accrued interest, convertible notes payable – related party; and (viii) $32,495 in short term notes payable. See “ – Material Commitments.”

As of March 31, 2010,  our total assets were $1,101,760 comprised of: (i) $4,643 in current assets; (ii) $1,009,125 in investments, which represents our interest in Global Diamond Resources; (iii) $84,566 in bond issue costs, net – related party; and (iv) $3,426 in deposits. The decrease in total assets during the three month period ended March 31, 2010 from fiscal year ended December 31, 2009 was primarily due to our investment in Global Diamond Resources.

As at March 31, 2010, our total liabilities were $5,258,811 comprised entirely of current liabilities. The decrease in liabilities during the three month period ended March 31, 2010 from fiscal year ended December 31, 2009 was primarily due to the issuance of convertible notes payable.

Stockholders’ deficit increased from ($2,941,926) for fiscal year ended December 31, 2009 to ($4,157,051) for the three month period ended March 31, 2010.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended March 31, 2010, net cash flows used in operating activities was ($41,207) consisting primarily of a net loss of $1,484,838 adjusted by $8,018 in amortization of bond issue costs – related party. Net cash flows used in operating activities was further affected by changes of increases of $17,790 in prepaid expenses, $2,220 in deposits, $56,818 in accounts payable – related parties, $76,726 in accrued interest, convertible bonds payable – related party, $38,318 in accrued interest, $13,405 in accrued interest convertible notes payable – related party and ($12,263) in interest payable, and a decrease of ($12,263) in accounts payable.

Cash Flows from Investing Activities

We did not engage in any investing activities during the three month period ended March 31, 2010.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the three month period ended March 31, 2010, net cash flows provided from financing activities was $4,968 compared to $185,000 for the three month period ended March 31, 2009. Cash flows from financing activities for the three month period ended March 31, 2010 consisted of $4,968 in proceeds from convertible bonds payable – related party.

PLAN OF OPERATION AND FUNDING

A substantial portion of fiscal year ended December 31, 2009 was dedicated to the Muluncay mining project and financing. As at March 31, 2010, our cash and cash equivalents were $-0-. For the three month period ended March 31, 2010, we incurred a net loss of $1,484,838. Net cash provided by financing activities for the three month period ended March 31, 2010 of $4,968, which was attributed to the issuance of convertible bonds and notes payable. The accumulated deficit increased by $3,557,5665 as at March 31, 2010 due to losses incurred on the disposal of Muluncay and increases in general & administrative costs, salaries and wages, note and bond interest, and professional fees.   The orchestration and execution of our business acquisitions resulted in increased professional fees and the need for funding.  As such, during fiscal year ended December 31, 2009, we entered into various note and bond payable agreements to finance our acquisitions and Muluncay operations, which increased our interest expense.  In addition, we entered into management and consulting agreements with our officers and directors, which contributed to the increased salaries and wages.

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

MATERIAL COMMITMENTS

As of the date of this Quarterly Report, we have the following material commitments as described below.

Contractual Obligations	Total	Less than one year	1 – 3 Years		3 – 5 Years		More than 5 Years

Debt Obligations (1A)	$1,300,000.00	$1,300,000.00	$-	$		$
Debt Obligation (1B)	300,000.00	300,000.00	-
Notes payable (2. a-e)	2,608,250.00	2,608,250.00
Debt Obligation (3)	252,000.00	252,000.00
Debt Obligation (4)	210,000.00	210,000.00
IR Pro (5)	-	-
Camponi Insurance (6)	5,136.00	5,136.00
Reich Brothers (7)

Total	$4,675,386.00	$4,675,386.00	$-		$-		$-

(1A). On October 15, 2009, we entered into a convertible secured bond debenture in the principal amount of $1,300,000.  Interest accrues monthly at the rate of 9% APR and is payable monthly. Unless converted, principal is payable in full on October 15, 2010. Upon default, the interest rate is increased to 18%. Interest payments are made mid-month resulting in bond interest payable of $14,990 at March 31, 2010. Interest payments are made at month end resulting in bond interest payable of $6,130 at March 31, 2010. Bond interest expense was $58,500 for the three month period ended March 31, 2010. The bond has an optional conversion feature whereby the bond holder is entitled to convert the bond and accrued interest at any time based on the lesser of the stock price on the bonds’ inception (the “Fixed Price”), which was determined to be $0.61 per share) or the lowest daily closing volume weighted average price during the five days preceding conversion. If the common stock price drops below the Fixed Price, we have the option to redeem the bond provided we pay a 16% redemption premium on the amount redeemed. If the bond is not converted, we are required to make interest only payments for a period of one year following the bonds’ inception. Thereafter, we shall continue making month interest payments, in addition to quarterly principal payments of $325,000 and quarterly 16% redemption premium payments that amount to $52,000 per quarter ($208,000 total).

(1B). On April 30, 2009, we entered into a convertible secured bond debenture in the principal amount of $300,000. Interest accrues monthly at the rate of 9% APR and is payable monthly.  Unless converted, principal is payable in full on October 31, 2010. Upon default, the interest rate is increased to 18%. Interest payments are made at month end resulting in bond interest payable or $2,464 at March 31, 2010. Interest payments are made at month end resulting in bond interest payable of $6,857 at March 31, 2010. Bond interest expense was $13,500 for the three month period ended March 31, 2010. The bond has an optional conversion feature whereby the bond holder is entitled to convert the bond and accrued interest at any time based on the lesser of the stock price on the bonds’ inception (the “Fixed Price”), which was determined to be $0.61 per share) or the lowest daily closing volume weighted average price during the five days preceding conversion. If the common stock price drops below the Fixed Price, we have the option to redeem the bond provided we pay a 16% redemption premium on the amount redeemed. If the bond is not converted, we are required to make interest only payments for a period of one year following the bonds’ inception. Thereafter, we shall continue making month interest payments, in addition to quarterly principal payments of $75,000 and quarterly 16% redemption premium payments that amount to $12,000 per quarter ($48,000 total).

(1C). On October 12, 2009, we entered into a convertible secured bond debenture in the principal amount of $210,000. Interest accrues monthly at the rate of 9% APR and is payable monthly.  Unless converted, principal is payable in full on January 12, 2010 or upon completion of any new investments in us exceeding $1,500,000. Upon default, the interest rate is increased to 18% and we may convert all bonds held by the bond holder without restriction. We incurred bond issuance costs of $42,000, which are being accrued to bonds payable on a straight-line basis over the term of the bond. Interest payments are made at month end resulting in bond interest payable of $4,968 at March 31, 2010. Bond interest expense was $4,725 for the three month period ended March 31, 2010. The bond has an optional conversion feature whereby the bond holder is entitled to convert the bond and accrued interest at any time based on the lesser of the stock price on the bonds’ inception (the “Fixed Price”), which was determined to be $0.07 per share) or the lowest daily closing volume weighted average price during the five days preceding conversion. If the common stock price drops below the Fixed Price, we have the option to redeem the bond provided we pay a 16% redemption premium on the amount redeemed. Limitations on conversion prevent the number of shares issued from exceeding 9.99%. The bonds carry a currency rate conversion clause wherein if the Euro to US dollar exchange rate is lower than the rate of October 12, 2009, then the number of shares to be issued shall be increased by an equal percentage of the decline in the exchange rate.

(1D). On November 3, 2009, we entered into a convertible secured bond debenture in the principal amount of $210,000. Interest accrues monthly at the rate of 9% APR and is payable monthly.  Unless converted, principal is payable in full on January 12, 2010 or upon completion of any new investments in us exceeding $1,500,000. Upon default, the interest rate is increased to 18% and we may convert all bonds held by the bond holder without restriction. Bond interest expense was $4,725 for the three month period ended March 31, 2010. The bond has an optional conversion feature whereby the bond holder is entitled to convert the bond and accrued interest at any time based on the lesser of the stock price on the bonds’ inception (the “Fixed Price”), which was determined to be $0.07 per share) or the lowest daily closing volume weighted average price during the five days preceding conversion. If the common stock price drops below the Fixed Price, we have the option to redeem the bond provided we pay a 16% redemption premium on the amount redeemed. Limitations on conversion prevent the number of shares issued from exceeding 9.99%. The bonds carry a currency rate conversion clause wherein if the Euro to US dollar exchange rate is lower than the rate of October 12, 2009, then the number of shares to be issued shall be increased by an equal percentage of the decline in the exchange rate.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

ITEM III. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse change in foreign currency and interest rates.

Exchange Rate

Our reporting currency is United States Dollars (“USD”).  In the event we acquire any properties outside of the United States, the fluctuation of exchange rates may have positive or negative impacts on our results of operations. However, since all of our properties are currently located within the United States, any potential revenue and expenses will be denominated in U.S. Dollars, and the net income effect of appreciation and devaluation of the currency against the U.S. Dollar would be limited to our costs of acquisition of property.

Interest Rate

Interest rates in the United States are generally controlled. Any potential future loans will relate mainly to acquisition of properties and will be mainly short-term. However our debt may be likely to rise in connection with expansion and if interest rates were to rise at the same time, this could become a significant impact on our operating and financing activities. We have not entered into derivative contracts either to hedge existing risks for speculative purposes.

ITEM IV. CONTROLS AND PROCEDURES

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

AUDIT COMMITTEE REPORT

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

No report required.

ITEM 1A. RISK FACTORS

No report required.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. Removed and Reserved

ITEM 5. OTHER INFORMATION

No report required.

ITEM  6. EXHIBITS AND REPORTS ON FORM 8-K

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

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRILLIANT EXPLORATION CORPORATION

Dated: May 24, 2010	By:	/s/ JEFFREY STERNBERG
Jeffrey
SternbergPresident/Chief Executive Officer

Dated: May 24, 2010	By:	/s/ JEFFREY STERNBERG
Jeffrey Sternberg Chief Financial Officer