Form 10-Q
period 2010-06-30
TRILLIANT EXPLORATION CORP
filed 2010-08-23
CIK 1378948

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-138332

Trilliant Exploration Corporation (Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-0936313 (I.R.S. Employer Identification No.)

545 Eighth Avenue, Suite 401, New York, New York 10019 (Address of principal executive offices)

(212) 560-5195 (Issuer’s telephone number)
1401 Roadman Street, Hollywood, Florida 33020 (Previous address if changed from last report)

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered:
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

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.     Yes  ☐   No  ☐

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 23, 2010
Common Stock, $0.001	87,231,500*

*93,131,500 shares issued, 87,231,500 outstanding (considering 5,900,000 shares of treasury stock repurchased by the Company)

TRILLIANT EXPLORATION CORPORATION

Form 10-Q

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
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

PART I

ITEM 1. FINANCIAL STATEMENTS

The accompanying condensed consolidated unaudited financial statements of Trilliant Exploration Corporation, a Nevada corporation, are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America.  These statements should be read in conjunction with the Company’s most recent annual financial statements for the year ended December 31, 2009 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on April 15, 2010.  In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments.  The results of operations presented in the accompanying condensed financial statements for the period ended June 30, 2010 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2010.

TRILLIANT EXPLORATION CORPORATION
(A Pre-Exploration Stage Company)
Condensed Consolidated Balance Sheets
	June 30, 2010	December 31, 2009
	(unaudited)	(restated - Note 9)
ASSETS
Current Assets
Cash	$-	$-
Prepaid expenses	-	22,433

Total Current Assets	-	22,433

Other Assets
Bond issue costs, net - related party	71,579	92,585
Deposits	-	5,646
Total Other Assets	71,579	98,231

TOTAL ASSETS	$71,579	$120,664

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable	$81,329	$56,269
Accounts payable - related party	91,216	24,589
Convertible notes payable–related party, current	665,000	665,000
Bonds payable, convertible and secured - related party	2,062,000	2,057,032
Accrued interest, convertible bonds payable–related party	199,224	47,983
Accrued interest, convertible notes payable–related party (Note 6A)	62,133	35,897
Short-term notes payable–related party (Note 6B)	32,495	32,495
Total Current Liabilities	3,193,397	2,919,265

Total Liabilities	3,193,397	2,919,265

Stockholders’ Deficit
Preferred stock, par value $.001, 200,000,000 shares
authorized, none issued and outstanding	10,200	10,200
Common stock, par value $.001, 1,000,000,000 shares
authorized, 93,131,500 shares issued and 87,231,500 outstanding	93,132	93,132
Additional paid-in capital	10,706,521	10,706,521
Deficit accumulated during the pre-exploration stage	(3,731,671)	(3,408,454)
Total stockholders’ equity (deficit) (before treasury stock)	7,078,182	7,401,399
Treasury stock	(10,200,000)	(10,200,000)
Total Stockholders' Deficit	(3,121,818)	(2,798,601)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$71,579	$120,664

See accompanying notes to unaudited condensed consolidated financial statements.

TRILLIANT EXPLORATION CORPORATION (A Pre-Exploration Stage Company) Condensed Consolidated Statements of Operations (unaudited)

					Cumulative Totals
					from December 29, 2003
	Three months ended June 30,		Six months ended June 30,		(Inception) to June 30,
	2010	2009	2010	2009	2010
		(restated – Note 9)		(restated – Note 9)
Revenues	$-	$-	$-	$-	$-
Operating Expenses
Organization expenses	-	-	-	-	1,200
Professional fees	47,616	107,081	89,316	244,893	725,302
Salaries and wages	-	-	3,000	76,000	173,185
Advertising and promotion	-	-	12,600	-	81,350
Insurance	4,643	-	9,833	-	21,505
Other general and administrative	2,942	10,934	5,017	25,270	345,204
Total Operating Expenses	55,201	118,015	119,766	346,163	1,347,746
Net Loss from Operations	(55,201)	(118,015)	(119,766)	(346,163)	(1,347,746)
Other Income (Expense)
Interest expense	(100,333)	(92,708)	(203,451)	(132,630)	(456,867)
Interest income	-	617	-	23,300	37,587
Currency exchange loss	-	-	-	-	(9)
Total Other Income (Expense)	(100,333)	(92,091)	(203,451)	(109,330)	(419,289)
LOSS FROM CONTINUING OPERATIONS	(155,534)	(210,106)	(323,217)	(455,493)	(1,767,035)
Provision for income taxes	-	-	-	-	-
NET LOSS FROM DISCONTINUED OPERATIONS	-	(145,795)	-	(235,174)	(1,964,636)

Net Loss Applicable to Common Shares	$(155,534)	$(355,901)	$(323,217)	$(690,667)	$(3,731,671)

(continued)

TRILLIANT EXPLORATION CORPORATION (A Pre-Exploration Stage Company) Condensed Consolidated Statements of Operations (continued)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
		(restated – Note 9)		(restated – Note 9)
BASIC AND DILUTED LOSS PER SHARE
Net loss per share, continuing operations	$-	$-	$-	$-
Net loss per share, discontinued operations	-	-	-	(0.01)
Total loss per share	$-	$-	$-	$(0.01)

Weighted Average Number of Common
Shares Outstanding (Basic)	93,001,500	92,008,798	93,001,500	91,979,000

See accompanying notes to unaudited condensed consolidated financial statements.

TRILLIANT EXPLORATION CORPORATION
(A Pre-Exploration Stage Company)
Condensed Consolidated Statements of Cash Flows (unaudited)

			Cumulative Totals
			from December 29,
	Six Months Ended June 30,		2003 (Inception) to
	2010	2009	June 30, 2010
		(restated – Note 9)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	(323,217)	(690,667)	(3,731,671)
Adjustments to reconcile net loss to net cash
used in operations:
Forgiveness of notes receivable	-	-	990,000
Depreciation	-	95,715	-
Amortization of bond issue costs - related party	25,974	16,831	76,209
Common stock issued for services	-	-	255,250
Vesting of warrants for services	-	-	219,853
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	-	(92,741)	-
Interest receivable, notes receivable - related party	-	(22,633)	-
Other assets	-	(159)	-
Inventory	-	(64,425)	-
Unearned revenue		(25,500)
Other tax liabilities		(371)
Foreign tax credits		(1,938)
Prepaid expenses	22,433	57,451	-
Deposits	5,646	(759)	-
Increase (Decrease) in:
Accounts payable	25,060	138,244	81,329
Accounts payable - related parties	66,627	-	91,216
Accrued interest, convertible bonds payable - related party	151,241	-	199,224
Accrued interest, short-term notes payable - related party	-	11,400	-
Accrued interest convertible notes payable - related party	26,236	-	62,133
Foreign tax liabilities	-	8,309	-
Foreign payroll tax liabilities	-	21,955	-
Payroll liabilities	-	58,871	-
Accrued officer compensation	-	36,940	-
Net Cash Used In Operating Activities	-	(453,477)	(1,756,457)
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash received in acquisition of subsidiary	-	2,009	-
Purchase of fixed assets		(6,527)
Issuance of notes receivable - related party	-	-	(990,000)
Payments on notes receivable - related party	-	(205,000)	-
Net Cash Used In Investing Activities	-	(209,518)	(990,000)

			(continued)

TRILLIANT EXPLORATION CORPORATION (A Pre-Exploration Stage Company) Condensed Consolidated Statements of Cash Flows (unaudited) (continued)
			Cumulative Totals
			from December 29,
	Six Months Ended June 30,		2003 (Inception) to
	2010	2009	June 30, 2010
		(restated – Note 9)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related party	-	2,600	49,764
Payments on notes payable - related party	-	-	(7,019)
Proceeds from convertible bonds payable - related party	-	258,856	1,914,212
Proceeds from convertible notes payable - related party	-	335,000	740,000
Payments made on convertible notes payable - related party	-	(75,000)	(75,000)
Payments made on mortgages payable	-	(60,061)	-
Refunds for rescission of common stock	-	-	(1,250)
Net proceeds from sale of common stock	-	30,000	125,750
Increase in cash drawn in excess of bank balance	-	43,117	-
Net Cash Provided By Financing Activities	-	534,512	2,746,457
NET INCREASE (DECREASE) IN CASH	-	(128,483)	-
CASH AT BEGINNING OF PERIOD	-	179,223	-
CASH AT END OF PERIOD	$-	$50,740	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$132,630	$19,500
Cash paid for income taxes	$-	$-	$-
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Forgiveness of related party debt	$-	$-	$10,000
Issuance of 10,200,000 shares of preferred stock at $1 per share in exchange for 5,900,000 shares of treasury stock at $1.73 per share	$-	$3,245,000	$10,200,000
Net assets acquired in acquisition of subsidiary MuluncayGoldCorp	$-	$1,430,131	$-
Isssuance of common stock for stock subscriptions receivable	$-	$22,250	$-

See accompanying notes to unaudited condensed consolidated financial statements.

Trilliant Exploration Corporation
(A Pre-Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements (unaudited)
Three Months and Six Months Ended June 30, 2010 and 2009, and the
Period of December 29, 2003 (Inception) to June 30, 2010 (restated, see Note 9)

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

The accompanying consolidated financial statements  include the operations of the Subsidiaries’ activity from the dates of Acquisition and Formation through June 30, 2010.  Intercompany transactions have been eliminated upon consolidation. The Parent and Subsidiaries are collectively referred to as “the Company.”

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Pre-Exploration Stage Company

The Company is considered to be in the pre-exploration stage as defined in ASC 915 “Accounting and Reporting by Development Stage Enterprises” as interpreted by the Securities and Exchange Commission for mining companies in Industry Guide 7.  The Company is devoting substantially all of its efforts to the execution of its business plan.

Trilliant Exploration Corporation
(A Pre-Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements (unaudited)
Three Months and Six Months Ended June 30, 2010 and 2009, and the
Period of December 29, 2003 (Inception) to June 30, 2010 (restated, see Note 9)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

Cash and Cash Equivalents

Cash and cash equivalents consists principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase.  The Company had $0 in cash and cash equivalents as of June 30, 2010 and December 31, 2009.

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

Property, Plant, and Equipment

Property and equipment are stated at cost. The Company acquired certain property, plant, and equipment in the acquisition of MuluncayGoldCorp. Depreciation and amortization are determined using the straight-line method over estimated useful lives of the assets. All property, plant, and equipment were disposed of and any gains and losses on the disposal are included in discontinued operations as disclosed in Note 10.  As of June 30, 2010, the Company held no property, plant or equipment.

Goodwill and Other Intangibles

As of June 30, 2010, the Company held no Goodwill. The Company possesses no other intangible assets.

Trilliant Exploration Corporation
(A Pre-Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements (unaudited)
Three Months and Six Months Ended June 30, 2010 and 2009, and the
Period of December 29, 2003 (Inception) to June 30, 2010 (restated, see Note 9)

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

Trilliant Exploration Corporation
(A Pre-Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements (unaudited)
Three Months and Six Months Ended June 30, 2010 and 2009, and the
Period of December 29, 2003 (Inception) to June 30, 2010 (restated, see Note 9)

NOTE 3 - PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income regardless of when reported for tax purposes.  Deferred taxes provided for under ASC Topic No. 740 give effect to the temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, and allowances based on the income taxes expected to be payable in future years.  Deferred tax assets arising as a result of net operating loss carry-forwards and other temporary differences have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods.  Operating loss carry-forwards of $3,731,671 generated since inception through June 30, 2010, will begin to expire in 2024.   Accordingly, deferred tax assets of approximately $1,306,085 were completely offset by the valuation allowance, which increased by $113,126 and $241,733 during the six months ending June 30, 2010 and 2009, respectively, based on the U.S. Statutory rate of 35%.

NOTE 4- RELATED PARTY TRANSACTIONS

A – Convertible Notes Payable

The Company has entered into multiple convertible notes payable agreements with an investment firm that is also a minority stockholder of the Company.  Each note carries a separately dated promissory note that bears interest of 8% and is payable on or before August 31, 2010, with each funding due one year from original date of receipt.  Principal and interest are convertible at the option of the note-holder into shares of the Company’s common stock at the rate of 80% of the average of the five daily volume weighted average price preceding the conversion date.  Several Notes are in default and status of default is indicated in the following table.  The Notes carry no penalty or change in interest rate for default.  Accrued interest and interest expense on the convertible notes payable as of and for the six months ended June 30, 2010 totaled $ 62,133 and $26,236, respectively, and accrued interest at December 31, 2009 totaled $35,897. Due to the contingent nature of the conversion price, no beneficial conversion feature was noted. The convertible promissory notes with the investment firm totaled $665,000 at June 30, 2010 and December 31, 2009 and are summarized as follows:

Convertible Notes						Interest expense
	Issue date	Maturity	Principal	Interest Rate	Date of Default	6 Mo. June 30, 2010	2009
(A)	12/31/2008	1/5/2010	90,000	8.00%	1/5/2010	3,551	7,220
(A)	1/16/2009	1/5/2010	100,000	8.00%	1/5/2010	3,945	7,649
(A)	1/23/2009	1/5/2010	50,000	8.00%	1/5/2010	1,973	3,748
(A)	2/2/2009	1/5/2010	25,000	8.00%	1/5/2010	986	1,830
(A)	3/9/2009	1/5/2010	10,000	8.00%	1/5/2010	395	671
(B)	4/8/2009	4/8/2010	50,000	8.00%	4/8/2010	1,973	2,800
(C)	4/27/2009	4/27/2010	75,000	8.00%	-	-	533
(D)	4/27/2009	4/27/2010	(75,000)	8.00%	-	-	-
	6/23/2009	6/23/2010	25,000	8.00%	6/23/2010	986	1,039
	7/1/2009	7/1/2010	100,000	8.00%	7/2/10	3,945	4,000
	7/6/2009	7/6/2010	20,000	8.00%	7/7/10	789	778
	8/26/2009	8/31/2010	195,000	8.00%	-	7,693	5,051
		Totals	665,000			26,236	35,319
(A), Amounts borrowed were part of a master note agreement totaling $195,000
(c) and (D), The company borrowed $75,000on April 27, 2009, and subsequently repaid this note on May 29, 2009

Trilliant Exploration Corporation
(A Pre-Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements (unaudited)
Three Months and Six Months Ended June 30, 2010 and 2009, and the
Period of December 29, 2003 (Inception) to June 30, 2010 (restated, see Note 9)

NOTE 4- RELATED PARTY TRANSACTIONS (CONT’D)

B – Short-Term Notes Payable

The Company has borrowed funds from stockholders for working capital purposes from time to time.  The loans are non-interest bearing, payable on demand and, consequently, reported as current liabilities.  The Company has received $39,514 in advances since inception and made repayments of $7,019 in cash, resulting in a payable balance of $32,495 as of June 30, 2010 and December 31, 2009.  The Company also has related party payables of $91,216 and $24,589 as of June 30, 2010 and December 31, 2009, respectively, for reimbursable expenses incurred in the normal course of business.

C – Bonds Payable, Convertible & Secured

The Company has entered into multiple convertible bond agreements with an investment firm that is also a minority stockholder of the Company.  Each bond carries a separately dated promissory note that bears interest of 9% and is payable on or before January 1, 2010.  Upon default, the interest rate on one of the bonds is increased to 18%.  The stockholder incurred bond issuance costs which are being amortized to interest expense on a straight-line basis over the term of the bond.  The carrying amount of the bond issuance costs at June 30, 2010 and December 31, 2009 was $71,579 and $92,585 respectively net of amortization of $76,209 and $50,235, respectively.  There is bond interest payable of $199,224 and $47,983 as of June 30, 2010 and December 31, 2009, respectively.  The Company has not made the interest payments and is considered in default on Bonds (A), (B), (C) and (D) as of  as of June 30, 2010.

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

The convertible bonds with the investment firm are summarized as follows:

							Interest expense
	Issue date	Maturity	Principal	Interest rate	Default rate	Date of Default	6 Months 6/30/10	6 Months 6/30/09
(A)	10/15/2008	10/15/2010	$1,300,000	9.00%	18.00%	1/15/2010	$106,101	$117,000
(B)	4/30/2009	10/31/2010	$300,000	9.00%	9.00%	1/15/2010	$24,485	$18,000
(C)	10/12/2009	1/12/2010	$252,000	9.00%	9.00%	1/13/2010	$11,283	$5,690
(D)	11/3/2009	2/3/2010	$210,000	9.00%	9.00%	2/3/2010	$9,372	$2,993
	Totals		$2,062,000				$151,240	$143,683

Trilliant Exploration Corporation
(A Pre-Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements (unaudited)
Three Months and Six Months Ended June 30, 2010 and 2009, and the
Period of December 29, 2003 (Inception) to June 30, 2010 (restated, see Note 9)

NOTE 5 – STOCKHOLDERS’ DEFICIT

Article Amendment
Effective December 1, 2008, the Company amended its Articles of Incorporation thereby increasing its authorized common and preferred stock to 1,000,000,000 and 200,000,000 shares, respectively.  The par value for preferred and common stock is $.001.  This change has been reflected in the accompanying financial statements.

Stock Splits
On November 9, 2007, the Company affected a 2-for-1 forward split on its common stock.  On November 14, 2008, the Company affected another 2-for-1 forward stock split.  Par value remained at $.001, and both splits have been retroactively applied to the earliest period presented in the accompanying financial statements.

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

Common Stock
The Company had 93,131,500 shares of common stock issued and 87,231,500 outstanding at June 30, 2010 and December 31, 2009.  The Company’s common stock is thinly traded with a limited market.  As of June 30, 2010, the stock was trading at a market price of $.012 per share.

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

Trilliant Exploration Corporation
(A Pre-Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements (unaudited)
Three Months and Six Months Ended June 30, 2010 and 2009, and the
Period of December 29, 2003 (Inception) to June 30, 2010 (restated, see Note 9)

NOTE 5 – STOCKHOLDERS’ DEFICIT (CONT’D)
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

On December 21, 2009, the Company entered into an agreement with Questas Global Ltd (Questas) by which the Company issued 10,000,000 warrants on common stock at $.003 per share in exchange for office space and services  provided to the Company president over the past year for a total of $194,353.  Terms of the warrant allow for Questas to purchase up to 10,000,000 shares of common stock under a cashless purchase after six months at .003 cents per share, and the warrants expire five years from the date of the contract.  As a cashless exchange, if the fair market value of the common stock is greater than the exercise price, Questas may elect to receive shares equal to the value of the warrants.  The exercise of warrants is restricted such that Questas may not obtain beneficial ownership of more the 4.99% of the outstanding shares of common stock.

Trilliant Exploration Corporation
(A Pre-Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements (unaudited)
Three Months and Six Months Ended June 30, 2010 and 2009, and the
Period of December 29, 2003 (Inception) to June 30, 2010 (restated, see Note 9)

NOTE 6 - OTHER MATERIAL CONTRACTS

In June 2009, the Company acquired a one year insurance policy with total premium of $20,760.  As of June 30, 2010, total payments of $20,760 were made and $20,760 of the total premium has been amortized, resulting in a balance of $-0- as of June 30, 2010.

In September 2009, the company entered into a marketing contract for total expense of $25,200 for a six month period. The company amortized $12,600 as of December 31, 2009, and $25,200 as of June 30, 2010.

NOTE 7- GOING CONCERN

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

NOTE 8 – CORRECTION OF ACCOUNTING ERROR

 The Company’s financial statements as of December 31, 2009, contained the following errors: (1) overstatement of debt in the amount of $2,389,200; overstatement of a related investment in the amount of $2,389,200, and overstatement of accrued interest payable in the amount of $149,112.  As of December 31, 2009, the investment and debt (along with minimal foreign currency translation adjustments) were eliminated, and accumulated deficit was increased by $149,112 to correct the aggregate effect of the errors.

The error is a result of the Company recording a transaction which did not materialize wherein the Company was borrowing funds under a convertible loan agreement to purchase, through a subsidiary, stock of a privately held company.  The lenders were unable to complete the transaction and neither funds nor equities changed hands.  The Board of Directors issued a resolution to void the transaction.

NOTE 9 - SUBSEQUENT EVENTS

As discussed in Note 5A, The Company is unable to meet payment deadlines on notes and bonds payable.  Subsequent to June 30, 2010, the company has defaulted on a $100,000 convertible note payable which was payable July 1, 2010 and a $20,000 convertible note payable which was July 6, 2010.

On August 11, 2010, Jeffrey Sternberg resigned as President and Director of Trilliant Exploration Corporation.  On August 12, Billy Lieberman was appointed President of Trilliant Exploration.

Trilliant Exploration Corporation
(A Pre-Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements (unaudited)
Three Months and Six Months Ended June 30, 2010 and 2009, and the
Period of December 29, 2003 (Inception) to June 30, 2010 (restated, see Note 9)

NOTE 9 - SUBSEQUENT EVENTS (CONT’D)

Effective June 3, 2010, the Company entered into a letter of intent with Fairfield Gold S.A. de C.V. (“Fairfield Gold”), regarding the acquisition of the assets of Fairfield Gold for payment of consideration in the amount of $160,000. The letter of intent provides that execution of a definitive agreement is subject to completion of satisfactory due diligence by both parties. As of August 3, 2010, the Company received an audit report from Baker Tilly Mexico, S.C., regarding Fairfield, including balance sheets as of June 30, 2010 and December 31, 2009 and related statements of operations, stockholders’ equity and cash flows for the period from January 1, 201 to June 30, 2010 and for the period from July 9, 2009 (incorporation) to December 31, 2009. As of the date of this Quarterly Report, the Company remains engaged in due diligence. In the event due diligence is satisfactorily completed by the Company and Fairfield Gold, the Company intends to execute a definitive share purchase agreement or other similar documentation pertaining to consummation of the transaction.

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

Fairfield Gold S.A. de C.V. Letter of Intent

Effective June 3, 2010, our Board of Directors authorized the execution of a letter of intent (the “Letter of Intent”) with Fairfield Gold S.A. de C.V. (“Fairfield Gold”), regarding the acquisition of the assets of Fairfield Gold for payment of consideration in the amount of $160,000. The Letter of Intent provides that execution of a definitive agreement is subject to completion of satisfactory due diligence by both parties. As of August 3, 2010, we have received an audit report from Baker Tilly Mexico, S.C., regarding Fairfield, including balance sheets as of June 30, 2010 and December 31, 2009 and related statements of operations, stockholders’ equity and cash flows for the period from January 1, 201 to June 30, 2010 and for the period from July 9, 2009 (incorporation) to December 31, 2009. As of the date of this Quarterly Report, we remain engaged in due diligence. In the event due diligence is satisfactorily completed by us and Fairfield Gold, we intend to execute a definitive share purchase agreement or other similar documentation pertaining to consummation of the transaction.

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

RESULTS OF OPERATION

STATEMENT OF OPERATIONS	Six Month Periods Ended June 30, 2010 and June 30, 2009		For the Period from December 29, 2003 (inception) to June 30, 2010

Revenue	-0-	-0-	-0-

Operating Expenses
Organizational expenses	-0-	-0-	1,200
Professional fees	89,316	244,893	725,302
Salaries and wages	3,000	76,000	173,185
Advertising and promotion	12,600	-0-	81,350
Insurance	9,833	-0-	21,505
Other general and administrative expenses	5,017	25,270	345,204
Total Operating Expenses	119,766	346,163	1,347,746

Net Loss from Operations	(119,766)	(346,163)	(1,347,746)

Other Income (Expense)
Interest income	-0-	23,300	37,587
Currency exchange loss	-0-	-0-	(9)
Interest expense	(203,451)	(132,630)	(456,867)
Total Other Income (Expense)	(323,217)	(109,330)	(419,289)

Loss from Continuing Operations	(323,217)	(455,493)	(1,767,035)

Net Loss From Discontinued Operations	-0-	(235,174)	(1,964,636)

Net Loss Applicable to Common Shares	(323,217)	(690,667)	(3,731,671)

BALANCE SHEET DATA
Total Assets	71,579
Total Liabilities	3,193,397
Total Stockholders’ Equity (Deficit)	(3,121,818)

RESULTS OF OPERATION

Six Month Period Ended June 30, 2010 Compared to Six Month Period Ended June 30, 2009.

Our net loss for the six month period ended June 30, 2010 was ($323,217) compared to a net loss of ($690,667) during the six month period ended June 30, 2009, a decrease of $367,450. During the six month periods ended June 30, 2010 and 2009, we did not generate any revenue from continuing operations.

During the six month period ended June 30, 2010, we incurred operating expenses of $119,766 compared to $346,163 incurred during the six month period ended June 30, 2009, a decrease of $226,397. These expenses incurred during the six month period ended June 30, 2010 consisted of: (i) professional fees of $89,316 (2009: $244,893); (ii) salaries and wages of $3,000 (2009: $76,000); (iii) advertising and promotion of $12,600 (2009: $-0-); (iv) insurance of $9,833 (2009: $-0-); and (v) other general and administrative expenses of $5,017 (2009: $25,270). The decrease in operating expenses incurred during the six month period ended June 30, 2010 from the six month period ended June 30, 2009 was primarily attributable to the following items: (i) a decrease in professional fees of $155,577; and (ii) a decrease in salaries and wages of $73,000. Operating expenses decreased due to the decreased scope and scale of our business operations. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Other income (expense) was incurred during the six month period ended June 30, 2010 of ($203,451) (2009: ($109,330)). Other income (expense) during the six month period ended June 30, 2010 consisted of: (i) interest expense of (203,451) compared to ($132,630) during the six month period ended June 30, 2009; and (ii) interest income of $-0- compared to $23,300 during the six month period ended June 30, 2009. A loss from continuing operations of ($323,217) was incurred during the six month period ended June 30, 2010 compared to a loss from continuing operations of ($455,493) incurred during the six month period ended June 30, 2009. We previously recorded a loss from continuing operations of ($1,484,838) for the three month period ended March 31, 2010 relating primarily to a loss on investment of $1,242,600. The loss on investment was removed from the statement of cash flows based upon the determination by our management that the transaction dated July 1, 2009 with our subsidiary, Trilliant Diamonds Limited, a private limited England and Wales company, is deemed null and void. A loss from discontinued operations of ($235,174) was incurred during the six month period ended June 30, 2009. We determined to discontinue operations with our Muluncay subsidiary, a mining operation in Ecuador effective December 31, 2009.

Therefore, this resulted in a net loss applicable to common shares during the six month period ended June 30, 2010 of ($323,217) compared to a net loss applicable to common shares during the six month period ended June 30, 2009 of ($699,667). The basic weighted average number of shares outstanding was 93,001,500 for the six month period ended June 30, 2010 compared to 91,979,000 for the six month period ended June 30, 2009.

Three Month Period Ended June 30, 2010 Compared to Three Month Period Ended June 30, 2009.

Our net loss for the three month period ended June 30, 2010 was ($155,534) compared to a net loss of ($355,901) during the three month period ended June 30, 2009, a decrease of $200,367. During the three month periods ended June 30, 2010 and 2009, we did not generate any revenue from continuing operations.

During the three month period ended June 30, 2010, we incurred operating expenses of $55,201 compared to $118,015 incurred during the three month period ended June 30, 2009, a decrease of $62,814. These expenses incurred during the three month period ended June 30, 2010 consisted of: (i) professional fees of $47,616 (2009: $107,081); (ii) insurance of $4,643 (2009: $-0-); and (iii) other general and administrative expenses of $2,942 (2009: $10,934). The decrease in operating expenses incurred during the three month period ended June 30, 2010 from the three month period ended June 30, 2009 was primarily attributable to the following items: (i) a decrease in professional fees of $59,465; and (ii) a decrease in other general and administrative expenses of $7,992. Operating expenses decreased due to the decreased scope and scale of our business operations.

Other income (expense) was incurred during the three month period ended June 30, 2010 of ($100,333) (2009: ($92,092)). Other income (expense) during the three month period ended June 30, 2010 consisted of: (i) interest expense of ($100,333) compared to ($92,708) during the three month period ended June 30, 2009; and (ii) interest income of $-0- compared to $617 during the three month period ended June 30, 2009. A loss from continuing operations of ($155,534) was incurred during the three month period ended June 30, 2010 compared to a loss from continuing operations of ($210,106) incurred during the three month period ended June 30, 2009. We previously recorded a loss from continuing operations of ($1,484,838) for the three month period ended March 31, 2010 relating primarily to a loss on investment of $1,242,600. The loss on investment was removed from the statement of cash flows based upon the determination by our management that the transaction dated July 1, 2009 with our subsidiary, Trilliant Diamonds Limited, a private limited England and Wales company, is deemed null and void. A loss from discontinued operations of ($145,795) was incurred during the three month period ended June 30, 2009. We determined to discontinue operations with our Muluncay subsidiary, a mining operation in Ecuador effective December 31, 2009.

Therefore, this resulted in a net loss applicable to common shares during the three month period ended June 30, 2010 of ($155,534) compared to a net loss applicable to common shares during the three month period ended June 30, 2009 of ($355,901). The basic weighted average number of shares outstanding was 93,001,500 for the three month period ended June 30, 2010 compared to 92,008,798 for the three month perioed ended June 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Six Month Period Ended June 30, 2010

As at June 30, 2010, our current assets were $-0- and our current liabilities were $3,193,397, which resulted in a working capital deficit of ($3,193,397). As of June 30, 2010, current liabilities were comprised of: (i) $81,329 in accounts payable; (ii) $91,216 in accounts payable – related party; (iii) $665,000 in convertible notes payable, current; (iv) $2,062,000 in bonds payable, convertible and secured – related party; (v) $199,224 in accrued interest, convertible bonds payable – related party; (vi) $62,133 in accrued interest, convertible notes payable – related party; and (vii) $32,495 in short term notes payable. See “ – Material Commitments.”

As of June 30, 2010, our total assets were $71,579 comprised of $71,579 in other assets – bond issue costs, net – related party. We previously recorded total assets of $1,101,760 as at March 31, 2010, which included $1,009,125 in investments, which represented our interest in Global Diamond Resources held by Trilliant Diamonds Limited. This transaction involving the acquisition of Trilliant Diamonds Limited has been deemed null and void by us and, therefore, the investment has been deleted from the balance sheet. The decrease in total assets during the six month period ended June 30, 2010 from fiscal year ended December 31, 2009 was primarily due to the deletion of the valuation of our investment in Global Diamond Resources.

As at June 30, 2010, our total liabilities were $3,193,397 comprised entirely of current liabilities, compared to $2,919,265 at December 31, 2009. The increase in liabilities during the six month period ended June 30, 2010 from fiscal year ended December 31, 2009 was primarily due to the increase in accrued interest, convertible bonds payable – related part and accounts payable – related party.

Stockholders’ deficit increased from ($2,798,601) for fiscal year ended December 31, 2009 to ($3,121,818) for the six month period ended June 30, 2010.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended June 30, 2010, net cash flows used in operating activities was $-0- consisting primarily of a net loss of ($323,217) as adjusted by $25,974 in amortization of bond issue costs – related party. Net cash flows used in operating activities was further affected by changes of decreases of $22,433 in prepaid expenses, $5,646 in deposits, and increases of $66,627 in accounts payable – related parties, $151,241 in accrued interest, convertible bonds payable – related party, and $26,236 in accrued interest convertible notes payable – related party.

Cash Flows from Investing Activities

We did not engage in any investing activities during the six month period ended June 30, 2010.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the six month period ended June 30, 2010, net cash flows provided from financing activities was $-0- compared to $534,512 for the six month period ended June 30, 2009.

PLAN OF OPERATION AND FUNDING

A substantial portion of fiscal year ended December 31, 2009 was dedicated to the Muluncay mining project and financing. As at June 30, 2010, our cash and cash equivalents were $-0-. For the six month period ended June 30, 2010, we incurred a net loss of $323,217. Net cash provided by financing activities for the six month period ended June 30, 2010 was $-0-. The accumulated deficit increased to $3,731,671 at June 30, 2010 due to losses incurred on the disposal of Muluncay and increases in general & administrative costs, salaries and wages, note and bond interest, and professional fees.   The orchestration and execution of our business acquisitions resulted in increased professional fees and the need for funding.  As such, during fiscal year ended December 31, 2009, we entered into various note and bond payable agreements to finance our acquisitions and Muluncay operations, which increased our interest expense.  In addition, we entered into management and consulting agreements with our officers and directors, which contributed to the increased salaries and wages.

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

MATERIAL COMMITMENTS

As of the date of this Quarterly Report, we have the following material commitments as described below.

Contractual Obligations	Total	Less than one year	1 – 3 Years	3 – 5 Years	More than 5 Years
Convertible Bonds (1A-D)	$2,062,000	$2,062,000	$-	$-	$-
Convertible Notes Payable (2A-D)	665,000	665,000
Total	$2,727,000	$2,727,000	$-	$-	$-

(1A). On October 15, 2009, we entered into a convertible secured bond debenture in the principal amount of $1,300,000.  Interest accrues monthly at the rate of 9% APR and is payable monthly. Unless converted, principal is payable in full on October 15, 2010. Upon default, the interest rate is increased to 18%. Bond interest expense was $106,101 for the six month period ended June 30, 2010. The bond has an optional conversion feature whereby the bond holder is entitled to convert the bond and accrued interest at any time based on the lesser of the stock price on the bonds’ inception (the “Fixed Price”), which was determined to be $0.61 per share) or the lowest daily closing volume weighted average price during the five days preceding conversion. If the common stock price drops below the Fixed Price, we have the option to redeem the bond provided we pay a 16% redemption premium on the amount redeemed. If the bond is not converted, we are required to make interest only payments for a period of one year following the bonds’ inception. Thereafter, we shall continue making month interest payments, in addition to quarterly principal payments of $325,000 and quarterly 16% redemption premium payments that amount to $52,000 per quarter ($208,000 total).

(1B). On April 30, 2009, we entered into a convertible secured bond debenture in the principal amount of $300,000. Interest accrues monthly at the rate of 9% APR and is payable monthly.  Unless converted, principal is payable in full on October 31, 2010. Bond interest expense was $24,485 for the six month period ended June 30, 2010. The bond has an optional conversion feature whereby the bond holder is entitled to convert the bond and accrued interest at any time based on the lesser of the stock price on the bonds’ inception (the “Fixed Price”), which was determined to be $0.61 per share) or the lowest daily closing volume weighted average price during the five days preceding conversion. If the common stock price drops below the Fixed Price, we have the option to redeem the bond provided we pay a 16% redemption premium on the amount redeemed. If the bond is not converted, we are required to make interest only payments for a period of one year following the bonds’ inception. Thereafter, we shall continue making month interest payments, in addition to quarterly principal payments of $75,000 and quarterly 16% redemption premium payments that amount to $12,000 per quarter ($48,000 total).

(1C). On October 12, 2009, we entered into a convertible secured bond debenture in the principal amount of $210,000. Interest accrues monthly at the rate of 9% APR and is payable monthly.  Unless converted, principal is payable in full on January 12, 2010 or upon completion of any new investments in us exceeding $1,500,000. Upon default, the interest rate is increased to 18% and we may convert all bonds held by the bond holder without restriction. We incurred bond issuance costs of $42,000, which are being accrued to bonds payable on a straight-line basis over the term of the bond. Bond interest expense was $11,283 for the six month period ended June 30, 2010. The bond has an optional conversion feature whereby the bond holder is entitled to convert the bond and accrued interest at any time based on the lesser of the stock price on the bonds’ inception (the “Fixed Price”), which was determined to be $0.07 per share) or the lowest daily closing volume weighted average price during the five days preceding conversion. If the common stock price drops below the Fixed Price, we have the option to redeem the bond provided we pay a 16% redemption premium on the amount redeemed. Limitations on conversion prevent the number of shares issued from exceeding 9.99%. The bonds carry a currency rate conversion clause wherein if the Euro to US dollar exchange rate is lower than the rate of October 12, 2009, then the number of shares to be issued shall be increased by an equal percentage of the decline in the exchange rate.

(1D). On November 3, 2009, we entered into a convertible secured bond debenture in the principal amount of $210,000. Interest accrues monthly at the rate of 9% APR and is payable monthly.  Unless converted, principal is payable in full on January 12, 2010 or upon completion of any new investments in us exceeding $1,500,000. Upon default, the interest rate is increased to 18% and we may convert all bonds held by the bond holder without restriction. Bond interest expense was $9,372 for the six month period ended June 30, 2010. The bond has an optional conversion feature whereby the bond holder is entitled to convert the bond and accrued interest at any time based on the lesser of the stock price on the bonds’ inception (the “Fixed Price”), which was determined to be $0.07 per share) or the lowest daily closing volume weighted average price during the five days preceding conversion. If the common stock price drops below the Fixed Price, we have the option to redeem the bond provided we pay a 16% redemption premium on the amount redeemed. Limitations on conversion prevent the number of shares issued from exceeding 9.99%.

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

2(B) On July 1, 2009, we entered into an arrangement with Charms investments to obtain $100,000 of financing payable on or before July 1, 2010.  The note accrues interest at the rate of 8%. Subsequent to July 1, 2010, we were unable to meet the payment deadline and thus have defaulted on the convertible note payable.

2(C) On July 6, 2009, we entered into an arrangement with Charms Investments to obtain $20,000 of financing payable on or before July 6, 2010.  The note accrues interest at the rate of 8%. Subsequent to July 6, 2010, we were unable to meet the payment deadline and thus have defaulted on the convertible note payable.

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

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. Removed and Reserved

ITEM 5. OTHER INFORMATION

DEPARTURE OF DIRECTORS OR PRINCIPAL OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF PRINCIPAL OFFICERS

Effective on August 11, 2010, our Board of Directors accepted the resignation of Jeffrey Sternberg as our President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer and a member of the Board of Directors. Effective on August 12, 2010, our Board of Directors accepted the consent of William Lieberman to act as our President/Chief Executive Officer, Secretary and Treasurer/Chief Financial Officer and a member of the Board of Directors. Therefore, as of the date of this Quarterly Report, our Board of Directors is comprised of William Lieberman.

Biography

William Lieberman.  Mr. Lieberman is a Chartered Financial Analyst Candidate, Level one at the CFA Institute in New York, and earned a Masters in Business Administration from Hult International Business School in Boston, MA, in 2007.  He has an extensive track record in international mining, metal, plastic and advertising sales. Mr. Lieberman was vice president of sales and development for Zapoint, Inc. in Boston Massachusetts, where he was highly involved in all stages of financing and development for the solicitation and close of $1,250,000 of venture capital and angel investment. From 2005 through 2006, Mr. Lieberman was vice president of sales and development for Resource Polymers, Inc. in Toronto, Canada. During his tenure at Resource Polymers, Mr. Lieberman networked throughout Canada and internationally in global scrap markets, and provided arbitrage services to secondary metal and plastics markets. Mr. Lieberman is also the president/chief executive officer and treasurer/chief financial officer and a member of the board of directors of Fox Petroleum Inc., a publicly traded company on the Bulletin Board.

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

TRILLIANT EXPLORATION CORPORATION

Dated: August 23, 2010	By:	/s/ WILLIAM LIEBERMAN
William Lieberman, President/Chief
Executive Officer

Dated: August 23, 2010	By:	/s/ WILLIAM LIEBERMAN
William Lieberman, Chief Financial Officer