Form 10-Q
period 2010-09-30
TRILLIANT EXPLORATION CORP
filed 2010-11-22
CIK 1378948

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One
[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the period ended September 30, 2010

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

Yes [   ]  No [   ]

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 22, 2010
Common Stock, $0.001	87,231,500*

*93,131,500 shares issued, 87,231,500 outstanding (considering 5,900,000 shares of treasury stock repurchased by the Company)

TRILLIANT EXPLORATION CORPORATION

Form 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

The accompanying condensed consolidated unaudited financial statements of Trilliant Exploration Corporation, a Nevada corporation, are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America.  These statements should be read in conjunction with the Company’s most recent annual financial statements for the year ended December 31, 2009 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on April 15, 2010.  In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments.  The results of operations presented in the accompanying condensed financial statements for the period ended September 30, 2010 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2010.

TRILLIANT EXPLORATION CORPORATION
(A Pre-Exploration Stage Company)
Condensed Consolidated Balance Sheets

	September 30, 2010	December 31, 2009
	(unaudited)	(restated and unaudited - Note 8)
ASSETS
Current Assets
Cash	$11,606	$-
Prepaid expenses	-	22,433

Total Current Assets	11,606	22,433

Other Assets
Bond issue costs, net - related party (Note 4C)	58,592	92,585
Deposits	-	5,646
Total Other Assets	58,592	98,231

TOTAL ASSETS	$70,198	$120,664

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable	$112,835	$56,269
Accounts payable - related party(Note 4B)	117,307	24,589
Convertible notes payable–related party, current (Note 4A)	665,000	665,000
Bonds payable, convertible and secured - related party (Note 4C)	2,062,000	2,057,032
Accrued interest, convertible bonds payable–related party (Note 4C)	282,250	47,983
Accrued interest, convertible notes payable–related party (Note 6A)	75,251	35,897
Short-term notes payable–related party (Note 4B)	32,495	32,495
Total Current Liabilities	3,347,138	2,919,265

Total Liabilities	3,347,138	2,919,265

Stockholders’ Deficit (Note 5)
Preferred stock, par value $.001, 200,000,000 shares authorized, 10,200,000 issued and outstanding	10,200	10,200
Common stock, par value $.001, 1,000,000,000 shares authorized, 93,131,500 shares issued and 87,231,500 outstanding	93,132	93,132
Additional paid-in capital	10,706,521	10,706,521
Deficit accumulated during the pre-exploration stage	(3,886,793)	(3,408,454)
Total stockholders’ equity (deficit) (before treasury stock)	6,923,060	7,401,399
Treasury stock	(10,200,000)	(10,200,000)
Total Stockholders' Deficit	(3,276,940)	(2,798,601)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$70,198	$120,664

See accompanying notes to unaudited condensed consolidated financial statements.

TRILLIANT EXPLORATION CORPORATION
(A Pre-Exploration Stage Company)
Condensed Consolidated Statements of Operations (unaudited)

	Three months ended September 30,		Nine months ended September 30,		Cumulative Totals from December 29, 2003 (Inception) to September 30,
	2010	2009	2010	2009	2010
		(restated – Note 8)		(restated – Note 8)
Revenues	$-	$-	$-	$-	$-
Operating Expenses
Organization expenses	-	-	-	-	1,200
Professional fees	45,800	94,502	135,116	339,395	771,102
Salaries and wages	-	38,060	3,000	114,060	173,185
Advertising and promotion	-	52,225	12,600	52,225	81,350
Insurance	-	6,482	9,833	(6,482)	21,505
Other general and administrative	191	17,157	5,208	42,427	345,395
Total Operating Expenses	45,991	208,426	165,757	554,589	1,393,737
Net Loss from Operations	(45,991)	(208,426)	(165,757)	(554,589)	(1,393,737)
Other Income (Expense)
Interest expense	(109,131)	(49,113)	(312,582)	(181,743)	(565,998)
Interest income	-	-	-	23,300	37,587
Currency exchange loss	-	-	-	-	(9)
Total Other Income (Expense)	(109,131)	(123,669)	(312,582)	(158,443)	(528,420)
LOSS FROM CONTINUING OPERATIONS	(155,122)	(257,539)	(478,339)	(713,032)	(1,922,157)
Provision for income taxes	-	-	-	-	-
NET LOSS FROM DISCONTINUED OPERATIONS	-	(140,839)	-	(376,013)	(1,964,636)

Net Loss Applicable to Common Shares	$(155,122)	$(398,378)	$(478,339)	$(1,089,045)	$(3,886,793)

See accompanying notes to unaudited condensed consolidated financial statements.

TRILLIANT EXPLORATION CORPORATION
(A Pre-Exploration Stage Company)
Condensed Consolidated Statements of Operations (continued)

	Three months ended September 30,		Six months ended September 30,
	2010	2009	2010	2009
		(restated – Note 8)		(restated – Note 8)
BASIC AND DILUTED LOSS PER SHARE
Net loss per share, continuing operations	$-	$-	$-	$-
Net loss per share, discontinued operations	-	-	-	(0.01)
Total loss per share	$-	$-	$-	$(0.01)

Weighted Average Number of Common
Shares Outstanding (Basic)	87,231,500	92,822,217	87,231,500	92,193,500

See accompanying notes to unaudited condensed consolidated financial statements.

TRILLIANT EXPLORATION CORPORATION
(A Pre-Exploration Stage Company)
Condensed Consolidated Statements of Cash Flows (unaudited)

			Cumulative Totals
			from December 29,
	Nine Months Ended September 30,		2003 (Inception) to
	2010	2009	September 30, 2010
		(restated – Note 8)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	(478,339)	(1,089,045)	(3,886,793)
Adjustments to reconcile net loss to net cash used in operations:
Forgiveness of notes receivable	-	-	990,000
Depreciation	-	160,360	-
Amortization of bond issue costs - related party	38,961	29,818	89,196
Amortization of debt discount	-	29,148	-
Common stock issued for services	-	23,800	255,250
Vesting of warrants for services	-	25,500	219,853
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	-	(250,505)	-
Interest receivable, notes receivable - related party	-	(22,633)	-
Other assets	-	(324)	-
Inventory	-	(41,310)	-
Unearned revenue		(4,500)
Other tax liabilities		(172)
Foreign tax credits		23,343
Prepaid expenses	22,433	57,248	-
Deposits	5,646	(111)	-
Increase (Decrease) in:
Accounts payable	56,566	142,220	112,830
Accounts payable - related parties	92,718	-	117,307
Accrued interest, convertible bonds payable - related party	234,267	12,759	282,250
Accrued interest, convertible bonds payable - related party	39,354	22,463	75,251
Foreign revenue		(45,000)
Other Tax liabilities		(172)
Foreign tax liabilities	-	(243,826)	-
Foreign payroll tax liabilities	-	47,091	-
Payroll liabilities	-	111,250	-
Accrued officer compensation	-	54,000	-
Net Cash Provided by (Used In) Operating Activities	11,606	(913,606)	(1,744,851)
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash received in acquisition of subsidiary	-	2,009	-
Purchase of fixed assets		(26,355)
Issuance of notes receivable - related party	-	-	(990,000)
Payments on notes receivable - related party	-	(205,000)	-
Net Cash Used In Investing Activities	-	(229,346)	(990,000)

See accompanying notes to unaudited condensed consolidated financial statements.

TRILLIANT EXPLORATION CORPORATION
(A Pre-Exploration Stage Company)
Condensed Consolidated Statements of Cash Flows (unaudited) (continued)

			Cumulative Totals
			from December 29,
	Six Months Ended September 30,		2003 (Inception) to
	2010	2009	September 30, 2010
		(restated – Note 9)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related party	-	132,133	49,764
Payments on notes payable - related party	-	-	(7,019)
Proceeds from convertible bonds payable - related party	-	258,856	1,914,212
Proceeds from convertible notes payable - related party	-	650,000	740,000
Payments made on convertible notes payable - related party	-	(75,000)	(75,000)
Payments made on mortgages payable	-	(65,041)	-
Refunds for rescission of common stock	-	-	(1,250)
Net proceeds from sale of common stock	-	66,000	125,750
Increase in cash drawn in excess of bank balance	-	-	-
Net Cash Provided By Financing Activities	-	966,948	2,746,457
NET INCREASE (DECREASE) IN CASH	-	(176,004)	11,606
CASH AT BEGINNING OF PERIOD	-	179,223	-
CASH AT END OF PERIOD	$11,606	$3,219	$11,606

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$132,630	$19,500
Cash paid for income taxes	$-	$-	$-
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Forgiveness of related party debt	$-	$-	$10,000
Issuance of 10,200,000 shares of preferred stock at $1 per share in exchange for 5,900,000 shares of treasury stock at $1.73 per share	$-	$10,200,000	$10,200,000
Net assets acquired in acquisition of subsidiary MuluncayGoldCorp	$-	$1,430,131	$-
Isssuance of common stock for stock subscriptions receivable	$-	$22,250	$-
500,000 shares of common stock issued at $0.25 per share for deposit on business acquisition	$-	$125,000	$-
Purchase of stock investment with convertible note payment	$-	$2,485,200	$-

Trilliant Exploration Corporation
(A Pre-Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements (unaudited)
Three Months and Nine Months Ended September 30, 2010 and 2009, and the
Period of December 29, 2003 (Inception) to September 30, 2010 (restated, see Note 9)

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

On September 29, 2009 (Date of Formation), the Company established a wholly-owned Trilliant Diamonds Limited (a Subsidiary) (Trilliant Diamonds), a private limited England and Wales Company, to facilitate the Company’s diamond exploration.  Trilliant Diamonds has been inactive since formation.

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

The accompanying consolidated financial statements  include the operations of the Subsidiaries’ activity from the dates of Acquisition and Formation through September 30, 2010.  Intercompany transactions have been eliminated upon consolidation. The Parent and Subsidiaries are collectively referred to as “the Company.”

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

Trilliant Exploration Corporation
(A Pre-Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements (unaudited)
Three Months and Nine Months Ended September 30, 2010 and 2009, and the
Period of December 29, 2003 (Inception) to September 30, 2010 (restated, see Note 9)

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

Cash and Cash Equivalents

Cash and cash equivalents consists principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase.  The Company had $ 11,606 and $0 in cash and cash equivalents as of September 30, 2010 and December 31, 2009.

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

Property, Plant, and Equipment

Property and equipment are stated at cost. The Company acquired certain property, plant, and equipment in the acquisition of MuluncayGoldCorp. Depreciation and amortization are determined using the straight-line method over estimated useful lives of the assets. All property, plant, and equipment were disposed of and any gains and losses on the disposal are included in discontinued operations as disclosed in Note 10.  As of September 30, 2010, the Company held no property, plant or equipment.

Goodwill and Other Intangibles

As of September 30, 2010, the Company held no Goodwill. The Company possesses no other intangible assets.

Trilliant Exploration Corporation
(A Pre-Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements (unaudited)
Three Months and Nine Months Ended September 30, 2010 and 2009, and the
Period of December 29, 2003 (Inception) to September 30, 2010 (restated, see Note 9)

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

On September 30, 2009, the Company exchanged 5,900,000 shares of common stock held by Trafalgar Capital Specialized Investment Fund FIS (“Trafalgar”) (a significant stockholder of the Company) for 10,200,000 of designated Series I preferred stock, which is convertible to common stock based on the average closing price of the five days preceding conversion.  The 5,900,000 common shares were acquired at $1.73 per share and the preferred stock was issued at $1.00 per share.  The transaction resulted in treasury stock of $10,200,000, and an increase to Additional Paid in Capital of $10,189,800.

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

In September 2009, the FASB issued revised guidance for the accounting of transfers of financial assets. This guidance eliminates the concept of a qualifying special-purpose entity; removes the scope exception for qualifying special-purpose entities when applying the accounting guidance related to the consolidation of variable interest entities; changes the requirements for derecognizing financial assets; and requires enhanced disclosure. This accounting guidance is effective for the Company beginning in the first quarter of fiscal 2011. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

In September 2009, the FASB issued revised guidance for the accounting of variable interest entities. This revised guidance replaces the quantitative-based risks and rewards approach with a qualitative approach that focuses on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and has the obligation to absorb losses or the right to receive benefits from the entity that could be potentially significant to the variable interest entity. The accounting guidance also requires an ongoing reassessment of whether an enterprise is the primary beneficiary and requires additional disclosures about an enterprise’s involvement in variable interest entities. This accounting guidance is effective for the Company beginning in the first quarter of fiscal 2011. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

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

NOTE 3 - PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income regardless of when reported for tax purposes.  Deferred taxes provided for under ASC Topic No. 740 give effect to the temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, and allowances based on the income taxes expected to be payable in future years.  Deferred tax assets arising as a result of net operating loss carry-forwards and other temporary differences have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods.  Operating loss carry-forwards of approximately $3,887,000 generated since inception through September 30, 2010, will begin to expire in 2024.   Deferred tax assets of approximately $1,306,085 were completely offset by the valuation allowance, based on the U.S. Statutory rate of 35%.

NOTE 4- RELATED PARTY TRANSACTIONS

A – Convertible Notes Payable

The Company has entered into multiple convertible notes payable agreements with an investment firm that is also a minority stockholder of the Company.  Each note carries a separately dated promissory note that bears interest of 8% and was payable on or before August 31, 2010, with each funding due one year from original date of receipt.  Principal and interest are convertible at the option of the note-holder into shares of the Company’s common stock at the rate of 80% of the average of the five daily volume weighted average price preceding the conversion date.  Several Notes are in default and status of default is indicated in the following table.  The Notes carry no penalty or change in interest rate for default.  Accrued interest and interest expense on the convertible notes payable as of and for the nine months ended September 30, 2010  and September 30, 2009, totaled $ 75,251 and $48,619, respectively, and accrued interest at December 31, 2009 totaled $35,897. Due to the contingent nature of the conversion price, no beneficial conversion feature was noted. The convertible promissory notes with the investment firm totaled $665,000 at September 30, 2010 and December 31, 2009 and are summarized as follows:

Convertible Notes						Interest expense
	Issue date	Maturity	Principal	Interest Rate	Date of Default	9 Mo. September 30, 2010	9 Mo. September 30, 2009
(A)	12/31/2008	1/5/2010	90,000	8.00%	1/5/2010	5,326	9,020
(A)	1/16/2009	1/5/2010	100,000	8.00%	1/5/2010	5,918	9,649
(A)	1/23/2009	1/5/2010	50,000	8.00%	1/5/2010	2,959	4,748
(A)	2/2/2009	1/5/2010	25,000	8.00%	1/5/2010	1,479	2,330
(A)	3/9/2009	1/5/2010	10,000	8.00%	1/5/2010	592	871
(B)	4/8/2009	4/8/2010	50,000	8.00%	4/8/2010	2,959	3,800
(C)	4/27/2009	4/27/2010	75,000	8.00%	-	-	533
(D)	4/27/2009	4/27/2010	(75,000)	8.00%	-	-	-
	6/23/2009	6/23/2010	25,000	8.00%	6/23/2010	1,479	1,539
	7/1/2009	7/1/2010	100,000	8.00%	7/2/10	5,918	6,000
	7/6/2009	7/6/2010	20,000	8.00%	7/7/10	1,184	1,178
	8/26/2009	8/31/2010	195,000	8.00%	-	11,540	8,951

		Totals	665,000			39,354	48,619

(A), Amounts borrowed were part of a master note agreement totaling $195,000
(c) and (D), The company borrowed $75,000on April 27, 2009, and subsequently repaid this note on May 29, 2009

NOTE 4- RELATED PARTY TRANSACTIONS (CONT’D)

B – Short-Term Notes Payable

The Company has borrowed funds from stockholders for working capital purposes from time to time.  The loans are non-interest bearing, payable on demand and, consequently, reported as current liabilities.  The Company has received $39,514 in advances since inception and made repayments of $7,019 in cash, resulting in a payable balance of $32,495 as of September 30, 2010 and December 31, 2009.  The Company also has related party payables of $117,307 and $24,589 as of September 30, 2010 and December 31, 2009, respectively, for reimbursable expenses incurred in the normal course of business.

C – Bonds Payable, Convertible & Secured

The Company has entered into multiple convertible bond agreements with an investment firm that is also a minority stockholder of the Company.  Each bond carries a separately dated promissory note that bears interest of 9% and is payable on or before January 1, 2010.  Upon default, the interest rate on one of the bonds is increased to 18%.  The stockholder incurred bond issuance costs which are being amortized to interest expense on a straight-line basis over the term of the bond.  The carrying amount of the bond issuance costs at September 30, 2010 and December 31, 2009 was $58,592 and $92,585 respectively net of amortization of $89,196 and $50,235, respectively.  There is bond interest payable of $282,250 and $47,983 as of September 30, 2010 and December 31, 2009, respectively.  The Company has not made the interest payments and is considered in default on Bonds (A), (B), (C) and (D) as of  as of September 30, 2010.

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

The convertible bonds with the investment firm are summarized as follows:

							Interest expense
	Issue date	Maturity	Principal	Interest rate	Default rate	Date of Default	9 Months 9/30/10	9 Months 9/30/09
(A)	10/15/2008	10/15/2010	$1,300,000	9.00%	18.00%	1/15/2010	$165,082	$143,000
(B)	4/30/2009	10/31/2010	$300,000	9.00%	9.00%	1/15/2010	$38,096	$24,750
(C)	10/12/2009	1/12/2010	$252,000	9.00%	9.00%	1/13/2010	$16,953	$11,360
(D)	11/3/2009	2/3/2010	$210,000	9.00%	9.00%	2/3/2010	$14,136	$7,718
	Totals		$2,062,000				$234,267	$186,828

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

Preferred Stock and Treasury Stock

On September 30, 2009, the Company issued to Trafalgar Capital Specialized Investment Fund FIS (“Trafalgar”) (a significant stockholder of the Company), 10,200,000 shares of designated Series I Preferred Stock (par value $.001), in exchange for 5,900,000 shares of the Company’s own common stock previously held by Trafalgar.  The 5,900,000 common shares were acquired at $1.73 per share and the preferred stock was issued at $1.00 per share.  The transaction was recorded using the Cost Method, resulting in treasury stock of $10,200,000 and an increase to Additional Paid in Capital of $10,189,800.

Series I preferred stockholders do not receive interest or dividends separately from common stock shareholders.  Series I shall participate in dividends when and if declared in the same proportion as common stock shareholders.  Series I preferred stock is convertible into common shares at the lowest volume weighted average price of the common shares in the five days preceding conversion.

Common Stock
The Company had 93,131,500 shares of common stock issued and 87,231,500 outstanding at September 30, 2010 and December 31, 2009.  The Company’s common stock is thinly traded with a limited market.  As of September 30, 2010, the stock was trading at a market price of $.012 per share.

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

During September 2009, the Company sold to four independent investors, 184,000 shares of common stock at a price of $.25 per share for $46,000 cash.

Trilliant Exploration Corporation
(A Pre-Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements (unaudited)
Three Months and Nine Months Ended September 30, 2010 and 2009, and the
Period of December 29, 2003 (Inception) to September 30, 2010 (restated, see Note 9)

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

On September 9, 2009, the Company issued to a consultant 200,000 shares of common stock at $.15 per share for services totaling $30,000.  The contract term is nine months, resulting in $12,600 expensed as of December 31, 2009 and $12,600 recorded as services prepaid with stock in the stockholders’ equity (deficit) section of the balance sheet.

On December 15, 2009, the Company issued 100,000 shares of common stock to an officer at $.75 per share for total value of $75,000.  The issuance was pursuant to an employment agreement whereby the officer would receive a stock bonus should he serve out his term as specified in the agreement (see Note 6D).

On December 21, 2009, the Company entered into an agreement with Questas Global Ltd (Questas) by which the Company issued 10,000,000 warrants on common stock at $.003 per share in exchange for office space and services  provided to the Company president over the past year for a total of $194,353.  Terms of the warrant allow for Questas to purchase up to 10,000,000 shares of common stock under a cashless purchase after nine months at .003 cents per share, and the warrants expire five years from the date of the contract.  As a cashless exchange, if the fair market value of the common stock is greater than the exercise price, Questas may elect to receive shares equal to the value of the warrants.  The exercise of warrants is restricted such that Questas may not obtain beneficial ownership of more the 4.99% of the outstanding shares of common stock.

Trilliant Exploration Corporation
(A Pre-Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements (unaudited)
Three Months and Nine Months Ended September 30, 2010 and 2009, and the
Period of December 29, 2003 (Inception) to September 30, 2010 (restated, see Note 9)

NOTE 6 - OTHER MATERIAL CONTRACTS

In September 2009, the Company acquired a one year insurance policy with total premium of $20,760.  As of September 30, 2010, total payments of $20,760 were made and $20,760 of the total premium has been amortized, resulting in a balance of $-0- as of September 30, 2010.

In September 2009, the company entered into a marketing contract for total expense of $25,200 for a nine month period. The company amortized $12,600 as of December 31, 2009, and $25,200 as of September 30, 2010.

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

NOTE8 – CORRECTION OF ACCOUNTING ERROR

The Company’s financial statements as of December 31, 2009, contained the following errors: (1) overstatement of debt in the amount of $2,389,200; overstatement of a related investment in the amount of $2,389,200, and overstatement of accrued interest payable in the amount of $149,112.  As of December 31, 2009, the investment and debt (along with minimal foreign currency translation adjustments) were eliminated, and accumulated deficit was increased by $149,112 to correct the aggregate effect of the errors.  The error is a result of the Company recording a transaction which did not materialize wherein the Company was borrowing funds under a convertible loan agreement to purchase, through a subsidiary, stock of a privately held company.  The lenders were unable to complete the transaction and neither funds nor equities changed hands.  The Board of Directors issued a resolution to void the transaction. The corrected numbers have been presented on an unaudited basis in the accompanying financial statements.  During the quarter ended September 30, 2010, the Company plans to amend and refile its annual and quarterly financial statements dating back to the transaction’s alleged occurrence on July 1, 2009.

NOTE 9 - SUBSEQUENT EVENTS

As discussed in Note 5A, The Company is unable to meet payment deadlines on notes and bonds payable.  Subsequent to September 30, 2010, the Company has defaulted on a $100,000 convertible note payable which was payable July 1, 2010 and a $20,000 convertible note payable which was due July 6, 2010.

On August 11, 2010, Jeffrey Sternberg resigned as President and Director of Trilliant Exploration Corporation.  On August 12, Billy Lieberman was appointed President of Trilliant Exploration.

Trilliant Exploration Corporation
(A Pre-Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements (unaudited)
Three Months and Nine Months Ended September 30, 2010 and 2009, and the
Period of December 29, 2003 (Inception) to September 30, 2010 (restated, see Note 9)

NOTE 9 - SUBSEQUENT EVENTS (CONT’D)

Effective September 3, 2010, the Company entered into a letter of intent with Fairfield Gold S.A. de C.V. (“Fairfield Gold”), regarding the acquisition of the assets of Fairfield Gold for payment of consideration in the amount of $160,000. The letter of intent provides that execution of a definitive agreement is subject to completion of satisfactory due diligence by both parties. As of August 3, 2010, the Company received an audit report from Baker Tilly Mexico, S.C., regarding Fairfield, including balance sheets as of September 30, 2010 and December 31, 2009 and related statements of operations, stockholders’ equity and cash flows for the period from January 1, 201 to September 30, 2010 and for the period from July 9, 2009 (incorporation) to December 31, 2009. As of the date of this Quarterly Report, the Company remains engaged in due diligence. In the event due diligence is satisfactorily completed by the Company and Fairfield Gold, the Company intends to execute a definitive share purchase agreement or other similar documentation pertaining to consummation of the transaction.
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Trilliant Exploration Corporation was incorporated under the laws of the State of Nevada on December 29, 2003 under the name Project Development Pacific Inc. We were previously engaged in the business of assisting Canadian citizens to access health care services from private providers. On November 26, 2007, we changed our name to Trilliant Exploration Corporation with a business purpose to acquire and develop mineral properties. During 2007, we began acquiring interests in mining properties.

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

Fairfield Gold S.A. de C.V. Letter of Intent

Effective September 3, 2010, our Board of Directors authorized the execution of a letter of intent (the “Letter of Intent”) with Fairfield Gold S.A. de C.V. (“Fairfield Gold”), regarding the acquisition of the assets of Fairfield Gold for payment of consideration in the amount of $160,000. The Letter of Intent provides that execution of a definitive agreement is subject to completion of satisfactory due diligence by both parties. As of August 3, 2010, we have received an audit report from Baker Tilly Mexico, S.C., regarding Fairfield, including balance sheets as of September 30, 2010 and December 31, 2009 and related statements of operations, stockholders’ equity and cash flows for the period from January 1, 201 to September 30, 2010 and for the period from July 9, 2009 (incorporation) to December 31, 2009. As of the date of this Quarterly Report, we remain engaged in due diligence. In the event due diligence is satisfactorily completed by us and Fairfield Gold, we intend to execute a definitive share purchase agreement or other similar documentation pertaining to consummation of the transaction.

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

RESULTS OF OPERATION

STATEMENT OF OPERATIONS	Nine Month Periods Ended September 30, 2010 and September 30, 2009		For the Period from December 29, 2003 (inception) to September 30, 2010

Revenue	-0-	-0-	-0-

Operating Expenses
Organizational expenses	-0-	-0-	1,200
Professional fees	135,116	339,394	771,102
Salaries and wages	3,000	114,060	173,185
Advertising and promotion	12,600	52,225	81,350
Insurance	9,833	6,482	21,505
Other general and administrative expenses	5,208	42,426	345,395
Total Operating Expenses	165,757	554,587	1,393,737

Net Loss from Operations	(165,757)	(554,587)	(1,393,737)

Other Income (Expense)
Interest income	-0-	23,300	37,587
Currency exchange loss	-0-	-0-	(9)
Interest expense	(312,582)	(181,743)	(565,998)
Miscellaneous other income	-0-	-0-	50
Total Other Income (Expense)	(312,582)	(158,443)	(528,370)

Loss from Continuing Operations	(478,339)	(713,030)	(1,922,107)

Net Loss From Discontinued Operations	-0-	(376,013)	(1,964,686)

Net Loss Applicable to Common Shares	(478,339)	(1,089,043)	(3,886,793)

BALANCE SHEET DATA
Total Assets	70,198
Total Liabilities	3,347,138
Total Stockholders’ Equity (Deficit)	(3,276,940)

RESULTS OF OPERATION

Nine Month Period Ended September 30, 2010 Compared to Nine Month Period Ended September 30, 2009.

Our net loss for the nine month period ended September 30, 2010 was ($478,339) compared to a net loss of ($1,089,043) during the nine month period ended September 30, 2009, a decrease of $610,704. During the nine month periods ended September 30, 2010 and 2009, we did not generate any revenue from continuing operations.

During the nine month period ended September 30, 2010, we incurred operating expenses of $165,757 compared to $554,587 incurred during the nine month period ended September 30, 2009, a decrease of $388,830. These expenses incurred during the nine month period ended September 30, 2010 consisted of: (i) professional fees of $135,116 (2009: $339,394); (ii) salaries and wages of $3,000 (2009: $114.060); (iii) advertising and promotion of $12,600 (2009: $52,225); (iv) insurance of $9,833 (2009: $6,482); and (v) other general and administrative expenses of $5,208 (2009: $42,426). The decrease in operating expenses incurred during the nine month period ended September 30, 2010 from the nine month period ended September 30, 2009 was primarily attributable to the following items: (i) a decrease in professional fees of $204,278; (ii) a decrease in professional fees of $111,060; (iii) a decrease in salaries and wages of $39,625; and (iv) a decrease in other general and administrative expenses of $37,218. Operating expenses decreased due to the decreased scope and scale of our business operations. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Other income (expense) was incurred during the nine month period ended September 30, 2010 of ($312,582) (2009: ($158,443)). Other income (expense) during the nine month period ended September 30, 2010 consisted of: (i) interest expense of ($312,582) compared to ($181,743) during the nine month period ended September 30, 2009; and (ii) interest income of $-0- compared to $23,300 during the nine month period ended September 30, 2009. A loss from continuing operations of ($478,339) was incurred during the nine month period ended September 30, 2010 compared to a loss from continuing operations of ($713,030) incurred during the nine month period ended September 30, 2009. We previously recorded a loss from continuing operations of ($1,484,838) for the three month period ended March 31, 2010 relating primarily to a loss on investment of $1,242,600. The loss on investment was removed from the statement of cash flows based upon the determination by our management that the transaction dated July 1, 2009 with our subsidiary, Trilliant Diamonds Limited, a private limited England and Wales company, is deemed null and void. A loss from discontinued operations of ($376,013) was incurred during the nine month period ended September 30, 2009. We determined to discontinue operations with our Muluncay subsidiary, a mining operation in Ecuador effective December 31, 2009.

Therefore, this resulted in a net loss applicable to common shares during the nine month period ended September 30, 2010 of ($478,339) compared to a net loss applicable to common shares during the nine month period ended September 30, 2009 of ($1,089,043). The basic weighted average number of shares outstanding was 93,001,500 for the nine month period ended September 30, 2010 compared to 91,979,000 for the nine month period ended September 30, 2009

Three Month Period Ended September 30, 2010 Compared to Three Month Period Ended September 30, 2009.

Our net loss for the three month period ended September 30, 2010 was ($155,112) compared to a net loss of ($398,376) during the three month period ended September 30, 2009, a decrease of $243,264. During the three month periods ended September 30, 2010 and 2009, we did not generate any revenue from continuing operations.

During the three month period ended September 30, 2010, we incurred operating expenses of $45,991 compared to $208,424 incurred during the three month period ended September 30, 2009, a decrease of $162,433. These expenses incurred during the three month period ended September 30, 2010 consisted of: (i) professional fees of $45,800 (2009: $94,501); (ii) salaries and wages of $-0- (2009: $38,060); (iii) advertising and promotion of $-0- (2009: $52,225); (iv) insurance $-0-(2009: $6,482); and (iii) other general and administrative expenses of $191 (2009: $17,156). The decrease in operating expenses incurred during the three month period ended September 30, 2010 from the three month period ended September 30, 2009 was primarily attributable to the following items: (i) a decrease in professional fees of $48,701; (ii) a decrease in salaries and wages of $38,060; (iii) a decrease in advertising and promotion of $52,225; and (ii) a decrease in other general and administrative expenses of $16,965. Operating expenses decreased due to the decreased scope and scale of our business operations.

Other income (expense) was incurred during the three month period ended September 30, 2010 of ($109,131) (2009: ($49,113)). Other income (expense) during the three month period ended September 30, 2010 consisted of interest expense of ($109,131) compared to ($49,113) during the three month period ended September 30, 2009. A loss from continuing operations of ($155,122) was incurred during the three month period ended September 30, 2010 compared to a loss from continuing operations of ($257,537) incurred during the three month period ended September 30, 2009. We previously recorded a loss from continuing operations of ($1,484,838) for the three month period ended March 31, 2010 relating primarily to a loss on investment of $1,242,600. The loss on investment was removed from the statement of cash flows based upon the determination by our management that the transaction dated July 1, 2009 with our subsidiary, Trilliant Diamonds Limited, a private limited England and Wales company, is deemed null and void. A loss from discontinued operations of ($140,839) was incurred during the three month period ended September 30, 2009. We determined to discontinue operations with our Muluncay subsidiary, a mining operation in Ecuador effective December 31, 2009.

Therefore, this resulted in a net loss applicable to common shares during the three month period ended September 30, 2010 of ($155,122) compared to a net loss applicable to common shares during the three month period ended September 30, 2009 of ($398,376). The basic weighted average number of shares outstanding was 93,001,500 for the three month period ended September 30, 2010 compared to 92,008,798 for the three month period ended September 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Nine Month Period Ended September 30, 2010

As at September 30, 2010, our current assets were $11,606 and our current liabilities were $3,347,138, which resulted in a working capital deficit of ($3,335,532). As of September 30, 2010, current assets were comprised of $11,606 in cash. As of September 30, 2010, current liabilities were comprised of: (i) $112,835 in accounts payable; (ii) $117,307 in accounts payable – related party; (iii) $665,000 in convertible notes payable, current; (iv) $2,062,000 in bonds payable, convertible and secured – related party; (v) $282,250 in accrued interest, convertible bonds payable – related party; (vi) $75,251 in accrued interest, convertible notes payable – related party; and (vii) $32,495 in short term notes payable. See “ – Material Commitments.”

As of September 30, 2010, our total assets were $70,198 comprised of $11,606 in current assets and $58,592 in other assets – bond issue costs, net – related party. The decrease in total assets during the nine month period ended September 30, 2010 from fiscal year ended December 31, 2009 was primarily due to the decrease in prepaid expenses of $22,433 and deposits of $5,646.

As at September 30, 2010, our total liabilities were $3,347,138 comprised entirely of current liabilities, compared to $2,919,265 at December 31, 2009. The increase in liabilities during the nine month period ended September 30, 2010 from fiscal year ended December 31, 2009 was primarily due to the increase in accrued interest, convertible bonds payable – related party of $234,267, accounts payable – related party of $92,718 and accounts payable of $56,566.

Stockholders’ deficit increased from ($2,798,601) for fiscal year ended December 31, 2009 to ($3,276,940) for the nine month period ended September 30, 2010.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended September 30, 2010, net cash flows used in operating activities was $11,606 consisting primarily of a net loss of ($478,339) as adjusted by $38,961 in amortization of bond issue costs – related party. Net cash flows used in operating activities was further affected by changes of decreases of $22,433 in prepaid expenses, $5,646 in deposits, and increases of $31,977 in accounts payable, $117,307 in accounts payable – related parties, $234,267 in accrued interest, convertible bonds payable – related party, and $39,354 in accrued interest convertible notes payable – related party.

Cash Flows from Investing Activities

We did not engage in any investing activities during the nine month period ended September 30, 2010.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the nine month period ended September 30, 2010, net cash flows provided from financing activities was $-0- compared to $534,512 for the nine month period ended September 30, 2009.

PLAN OF OPERATION AND FUNDING

A substantial portion of fiscal year ended December 31, 2009 was dedicated to the Muluncay mining project and financing. As at September 30, 2010, our cash and cash equivalents were $11,606. For the nine month period ended September 30, 2010, we incurred a net loss of $478,339. Net cash provided by financing activities for the nine month period ended September 30, 2010 was $-0-. The accumulated deficit increased to $3,886,793 at September 30, 2010 due to losses incurred on the disposal of Muluncay and increases in general & administrative costs, salaries and wages, note and bond interest, and professional fees.   The orchestration and execution of our business acquisitions resulted in increased professional fees and the need for funding.  As such, during fiscal year ended December 31, 2009, we entered into various note and bond payable agreements to finance our acquisitions and Muluncay operations, which increased our interest expense.  In addition, we entered into management and consulting agreements with our officers and directors, which contributed to the increased salaries and wages.

We will need additional further advances and issuance of debt instruments to fund our operations over the next nine months. In connection with our future business plan, management anticipates additional increases in operating expenses and capital expenditures relating to acquisition of further interests in gold mining concessions. We would finance these expenses with further issuances of securities and debt issuances. We expect we would need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities would result in dilution to our current shareholders. Further, such securities may have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all.

MATERIAL COMMITMENTS

As of the date of this Quarterly Report, we have the following material commitments as described below.

Contractual Obligations	Total	Less than one year	1 – 3 Years	3 – 5 Years	More than 5 Years
Convertible Bonds (1A-D)	$2,062,000	$2,062,000	$-	$-	$-
Convertible Notes Payable (2A-D)	665,000	665,000
Total	$2,727,000	$2,727,000	$-	$-	$-

(1A). On October 15, 2009, we entered into a convertible secured bond debenture in the principal amount of $1,300,000.  Interest accrues monthly at the rate of 9% APR and is payable monthly. Unless converted, principal is payable in full on October 15, 2010. Upon default, the interest rate is increased to 18%. Bond interest expense was $106,101 for the nine month period ended September 30, 2010. The bond has an optional conversion feature whereby the bond holder is entitled to convert the bond and accrued interest at any time based on the lesser of the stock price on the bonds’ inception (the “Fixed Price”), which was determined to be $0.61 per share) or the lowest daily closing volume weighted average price during the five days preceding conversion. If the common stock price drops below the Fixed Price, we have the option to redeem the bond provided we pay a 16% redemption premium on the amount redeemed. If the bond is not converted, we are required to make interest only payments for a period of one year following the bonds’ inception. Thereafter, we shall continue making month interest payments, in addition to quarterly principal payments of $325,000 and quarterly 16% redemption premium payments that amount to $52,000 per quarter ($208,000 total).

(1B). On April 30, 2009, we entered into a convertible secured bond debenture in the principal amount of $300,000. Interest accrues monthly at the rate of 9% APR and is payable monthly.  Unless converted, principal is payable in full on October 31, 2010. Bond interest expense was $24,485 for the nine month period ended September 30, 2010. The bond has an optional conversion feature whereby the bond holder is entitled to convert the bond and accrued interest at any time based on the lesser of the stock price on the bonds’ inception (the “Fixed Price”), which was determined to be $0.61 per share) or the lowest daily closing volume weighted average price during the five days preceding conversion. If the common stock price drops below the Fixed Price, we have the option to redeem the bond provided we pay a 16% redemption premium on the amount redeemed. If the bond is not converted, we are required to make interest only payments for a period of one year following the bonds’ inception. Thereafter, we shall continue making month interest payments, in addition to quarterly principal payments of $75,000 and quarterly 16% redemption premium payments that amount to $12,000 per quarter ($48,000 total).

(1C). On October 12, 2009, we entered into a convertible secured bond debenture in the principal amount of $210,000. Interest accrues monthly at the rate of 9% APR and is payable monthly.  Unless converted, principal is payable in full on January 12, 2010 or upon completion of any new investments in us exceeding $1,500,000. Upon default, the interest rate is increased to 18% and we may convert all bonds held by the bond holder without restriction. We incurred bond issuance costs of $42,000, which are being accrued to bonds payable on a straight-line basis over the term of the bond. Bond interest expense was $11,283 for the nine month period ended September 30, 2010. The bond has an optional conversion feature whereby the bond holder is entitled to convert the bond and accrued interest at any time based on the lesser of the stock price on the bonds’ inception (the “Fixed Price”), which was determined to be $0.07 per share) or the lowest daily closing volume weighted average price during the five days preceding conversion. If the common stock price drops below the Fixed Price, we have the option to redeem the bond provided we pay a 16% redemption premium on the amount redeemed. Limitations on conversion prevent the number of shares issued from exceeding 9.99%. The bonds carry a currency rate conversion clause wherein if the Euro to US dollar exchange rate is lower than the rate of October 12, 2009, then the number of shares to be issued shall be increased by an equal percentage of the decline in the exchange rate.

(1D). On November 3, 2009, we entered into a convertible secured bond debenture in the principal amount of $210,000. Interest accrues monthly at the rate of 9% APR and is payable monthly.  Unless converted, principal is payable in full on January 12, 2010 or upon completion of any new investments in us exceeding $1,500,000. Upon default, the interest rate is increased to 18% and we may convert all bonds held by the bond holder without restriction. Bond interest expense was $9,372 for the nine month period ended September 30, 2010. The bond has an optional conversion feature whereby the bond holder is entitled to convert the bond and accrued interest at any time based on the lesser of the stock price on the bonds’ inception (the “Fixed Price”), which was determined to be $0.07 per share) or the lowest daily closing volume weighted average price during the five days preceding conversion. If the common stock price drops below the Fixed Price, we have the option to redeem the bond provided we pay a 16% redemption premium on the amount redeemed. Limitations on conversion prevent the number of shares issued from exceeding 9.99%. The bonds carry a currency rate conversion clause wherein if the Euro to US dollar exchange rate is lower than the rate of October 12, 2009, then the number of shares to be issued shall be increased by an equal percentage of the decline in the exchange rate.

2(A) We entered into an arrangement with Charms Investments to obtain $275,000 of financing payable on or before January 5, 2010.  The note accrues interest at the rate of 8%.  On April 29, 2009 the agreement was amended to increase amounts loaned to $350,000.  All amounts are payable on or before September 23, 2010.

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

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

On August 20, 2010 in accordance with an unanimous written consent of our Board of Directors, we issued 10,200,000 shares of preferred stock to DZ PrivatBank S.A. FBO Trafalgar Capital Specialized Investment Fun in exchange for the return of 6,900,000 shares of common stock. We further issued 2,363,500 shares of preferred stock to DZ PrivatBank S.A. FBO Trafalgar Capital Specialized Investment Fund in exchange for the TOMCO loan note. The shares have a stated value of $1.00 per share.

The shares of preferred stock were issued to a non-United States resident in reliance on Regulation S promulgated under the United States Securities Act of 1933, as amended (the “Securities Act”). The shares of preferred stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The investors acknowledged that the securities to be issued have not been registered under the Securities Act, that it understood the economic risk of an investment in the securities, and that it had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

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

TRILLIANT EXPLORATION CORPORATION

Dated: November 22, 2010	By:	/s/ WILLIAM LIEBERMAN
William Lieberman, President/Chief
Executive Officer

Dated: November 22, 2010	By:	/s/ WILLIAM LIEBERMAN
William Lieberman, Chief Financial Officer