Form 10-Q/A
period 2010-09-30
TRILLIANT EXPLORATION CORP
filed 2010-11-24
CIK 1378948

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

TRILLIANT EXPLORATION CORPORATION
(A Pre-Exploration Stage Company)
Condensed Consolidated Balance Sheets

	September 30, 2010	December 31, 2009
	(unaudited)	(restated and unaudited - Note 8)
ASSETS
Current Assets
Cash	$11,606	$-
Prepaid expenses	-	22,433

Total Current Assets	11,606	22,433

Other Assets
Bond issue costs, net - related party (Note 4C)	58,592	92,585
Deposits	-	5,646
Total Other Assets	58,592	98,231

TOTAL ASSETS	$70,198	$120,664

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable	$112,835	$56,269
Accounts payable - related party(Note 4B)	117,307	24,589
Convertible notes payable–related party, current (Note 4A)	665,000	665,000
Bonds payable, convertible and secured - related party (Note 4C)	2,062,000	2,057,032
Accrued interest, convertible bonds payable–related party (Note 4C)	282,250	47,983
Accrued interest, convertible notes payable–related party (Note 4A)	75,251	35,897
Short-term notes payable–related party (Note 4B)	32,495	32,495
Total Current Liabilities	3,347,138	2,919,265

Total Liabilities	3,347,138	2,919,265

Stockholders’ Deficit (Note 5)
Preferred stock, par value $.001, 200,000,000 shares authorized, 10,200,000 issued and outstanding	10,200	10,200
Common stock, par value $.001, 1,000,000,000 shares authorized, 93,131,500 shares issued and 87,231,500 outstanding	93,132	93,132
Additional paid-in capital	10,706,521	10,706,521
Deficit accumulated during the pre-exploration stage	(3,886,793)	(3,408,454)
Total stockholders’ equity (deficit) (before treasury stock)	6,923,060	7,401,399
Treasury stock	(10,200,000)	(10,200,000)
Total Stockholders' Deficit	(3,276,940)	(2,798,601)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$70,198	$120,664

See accompanying notes to unaudited condensed consolidated financial statements.

TRILLIANT EXPLORATION CORPORATION
(A Pre-Exploration Stage Company)
Condensed Consolidated Statements of Operations (unaudited)

	Three months ended September 30,		Nine months ended September 30,		Cumulative Totals from December 29, 2003 (Inception) to September 30,
	2010	2009	2010	2009	2010
		(restated – Note 8)		(restated – Note 8)
Revenues	$-	$-	$-	$-	$-
Operating Expenses
Organization expenses	-	-	-	-	1,200
Professional fees	45,800	94,502	135,116	339,395	771,102
Salaries and wages	-	38,060	3,000	114,060	173,185
Advertising and promotion	-	52,225	12,600	52,225	81,350
Insurance	-	6,482	9,833	6,482	21,505
Other general and administrative	191	17,157	5,208	42,427	345,395
Total Operating Expenses	45,991	208,426	165,757	554,589	1,393,737
Net Loss from Operations	(45,991)	(208,426)	(165,757)	(554,589)	(1,393,737)
Other Income (Expense)
Interest expense	(109,131)	(49,113)	(312,582)	(181,743)	(565,998)
Interest income	-	-	-	23,300	37,587
Currency exchange loss	-	-	-	-	(9)
Total Other Income (Expense)	(109,131)	(49,113)	(312,582)	(158,443)	(528,420)
LOSS FROM CONTINUING OPERATIONS	(155,122)	(257,539)	(478,339)	(713,032)	(1,922,157)
Provision for income taxes	-	-	-	-	-
NET LOSS FROM DISCONTINUED OPERATIONS	-	(140,839)	-	(376,013)	(1,964,636)

Net Loss Applicable to Common Shares	$(155,122)	$(398,378)	$(478,339)	$(1,089,045)	$(3,886,793)

See accompanying notes to unaudited condensed consolidated financial statements.

TRILLIANT EXPLORATION CORPORATION
(A Pre-Exploration Stage Company)
Condensed Consolidated Statements of Operations (continued)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
		(restated – Note 8)		(restated – Note 8)
BASIC AND DILUTED LOSS PER SHARE
Net loss per share, continuing operations	$-	$-	$-	$-
Net loss per share, discontinued operations	-	-	-	(0.01)
Total loss per share	$-	$-	$-	$(0.01)

Weighted Average Number of Common
Shares Outstanding (Basic and Diluted)	87,231,500	92,822,217	87,231,500	92,193,500

See accompanying notes to unaudited condensed consolidated financial statements.

TRILLIANT EXPLORATION CORPORATION
(A Pre-Exploration Stage Company)
Condensed Consolidated Statements of Cash Flows (unaudited)

			Cumulative Totals
			from December 29,
	Nine Months Ended September 30,		2003 (Inception) to
	2010	2009	September 30, 2010
		(restated – Note 8)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	(478,339)	(1,089,045)	(3,886,793)
Adjustments to reconcile net loss to net cash used in operations:
Forgiveness of notes receivable	-	-	990,000
Depreciation	-	160,360	-
Amortization of bond issue costs - related party	38,961	29,818	89,196
Amortization of debt discount	-	29,148	-
Common stock issued for services	-	23,800	255,250
Vesting of warrants for services	-	25,500	219,853
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	-	(250,505)	-
Interest receivable, notes receivable - related party	-	(22,633)	-
Other assets	-	(324)	-
Inventory	-	(41,310)	-
Foreign tax credits		23,343
Prepaid expenses	22,433	57,248	-
Deposits	5,646	(111)	-
Increase (Decrease) in:
Accounts payable	56,566	142,220	112,835
Accounts payable - related parties	92,718	-	117,307
Accrued interest, convertible bonds payable - related party	234,267	12,579	282,250
Accrued interest, convertible notes payable - related party	39,354	22,463	75,251
Unearned revenue		(4,500)
Other tax liabilities		(172)
Foreign tax liabilities	-	(243,826)	-
Foreign payroll tax liabilities	-	47,091	-
Payroll liabilities	-	111,250	-
Accrued officer compensation	-	54,000	-
Net Cash Provided by (Used In) Operating Activities	11,606	(913,606)	(1,744,851)
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash received in acquisition of subsidiary	-	2,009	-
Purchase of fixed assets		(26,355)
Issuance of notes receivable - related party	-	-	(990,000)
Payments on notes receivable - related party	-	(205,000)	-
Net Cash Used In Investing Activities	-	(229,346)	(990,000)

See accompanying notes to unaudited condensed consolidated financial statements.

TRILLIANT EXPLORATION CORPORATION
(A Pre-Exploration Stage Company)
Condensed Consolidated Statements of Cash Flows (unaudited) (continued)

			Cumulative Totals
			from December 29,
	Nine Months Ended September 30,		2003 (Inception) to
	2010	2009	September 30, 2010
		(restated – Note 8)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related party	-	132,133	49,764
Payments on notes payable - related party	-	-	(7,019)
Proceeds from convertible bonds payable - related party	-	258,856	1,914,212
Proceeds from convertible notes payable - related party	-	650,000	740,000
Payments made on convertible notes payable - related party	-	(75,000)	(75,000)
Payments made on mortgages payable	-	(65,041)	-
Refunds for rescission of common stock	-	-	(1,250)
Net proceeds from sale of common stock	-	66,000	125,750
Increase in cash drawn in excess of bank balance	-	-	-
Net Cash Provided By Financing Activities	-	966,948	2,746,457
NET INCREASE (DECREASE) IN CASH	-	(176,004)	11,606
CASH AT BEGINNING OF PERIOD	-	179,223	-
CASH AT END OF PERIOD	$11,606	$3,219	$11,606

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$132,630	$19,500
Cash paid for income taxes	$-	$-	$-
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Forgiveness of related party debt	$-	$-	$10,000
Issuance of 10,200,000 shares of preferred stock at $1 per share in exchange for 5,900,000 shares of treasury stock at $1.73 per share	$-	$10,200,000	$10,200,000
Net assets acquired in acquisition of subsidiary MuluncayGoldCorp	$-	$1,430,131	$-
Issuance of common stock for stock subscriptions receivable	$-	$22,250	$-
500,000 shares of common stock issued at $0.25 per share for deposit on business acquisition	$-	$125,000	$-

Trilliant Exploration Corporation
(A Pre-Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements (unaudited)
Three Months and Nine Months Ended September 30, 2010 and 2009, and the
Period of December 29, 2003 (Inception) to September 30, 2010 (restated, see Note 8)

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Pre-Exploration Stage Company
The Company is considered to be in the pre-exploration stage as defined in ASC 915 “Development Stage Entities” as interpreted by the Securities and Exchange Commission for mining companies in Industry Guide 7.  The Company is devoting substantially all of its efforts to the execution of its business plan.

Trilliant Exploration Corporation
(A Pre-Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements (unaudited)
Three Months and Nine Months Ended September 30, 2010 and 2009, and the
Period of December 29, 2003 (Inception) to September 30, 2010 (restated, see Note 8)

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

Cash and Cash Equivalents

Cash and cash equivalents consists principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase.  The Company had $11,606 and $0 in cash and cash equivalents as of September 30, 2010 and December 31, 2009, respectively.

Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting shareholders’ equity that, under U.S. generally accepted accounting principles are excluded from net income. For the Company, such items consist primarily of unrealized gains and losses on marketable securities and foreign currency translation gains and losses.

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
Period of December 29, 2003 (Inception) to September 30, 2010 (restated, see Note 8)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Net Income or (Loss) Per Share of Common Stock

The Company has adopted ASC Topic No. 260 concerning earnings per share (EPS), which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  The reconciliation of unamortized convertible bond issuance costs and interest expense on convertible bonds and convertible notes payable to net income, and addition of shares assuming conversion of notes, preferred stock, and bonds and exercise of warrants, resulted in a nominal anti-dilutive effect on loss per share.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Recently Issued Accounting Pronouncements

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2010-26, which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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
Period of December 29, 2003 (Inception) to September 30, 2010 (restated, see Note 8)

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

NOTE 3 - PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income regardless of when reported for tax purposes.  Deferred taxes provided for under ASC Topic No. 740 give effect to the temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, and allowances based on the income taxes expected to be payable in future years.  Deferred tax assets arising as a result of net operating loss carry-forwards and other temporary differences have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods.  Operating loss carry-forwards of approximately $3,887,000 generated since inception through September 30, 2010, will begin to expire in 2024.   Deferred tax assets of approximately $1,360,000 were completely offset by the valuation allowance, (based on the U.S. Statutory rate of 35%), which increased by approximately $167,000 and $381,000 during the nine months ended September 30, 2010 and 2009, respectively.

NOTE 4- RELATED PARTY TRANSACTIONS

A – Convertible Notes Payable

The Company has entered into multiple convertible notes payable agreements with an investment firm that is also a minority stockholder of the Company.  Each note carries a separately dated promissory note that bears interest of 8% and was payable on or before August 31, 2010, with each funding due one year from original date of receipt.  Principal and interest are convertible at the option of the note-holder into shares of the Company’s common stock at the rate of 80% of the average of the five daily volume weighted average price preceding the conversion date.  Several Notes are in default and status of default is indicated in the following table.  The Notes carry no penalty or change in interest rate for default.  Interest expense on the convertible notes payable totaled $39,354 and $22,463 for the nine months ended September 30, 2010  and September 30, 2009, respectively.  Accrued interest totaled $75,251 and $35,897 at September 30, 2010 and December 31, 2009, respectively. Due to the contingent nature of the conversion price, no beneficial conversion feature was noted. The convertible promissory notes with the investment firm totaled $665,000 at September 30, 2010 and December 31, 2009 and are summarized as follows:

Trilliant Exploration Corporation
(A Pre-Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements (unaudited)
Three Months and Nine Months Ended September 30, 2010 and 2009, and the
Period of December 29, 2003 (Inception) to September 30, 2010 (restated, see Note 8)

NOTE 4- RELATED PARTY TRANSACTIONS (CONT’D)

Convertible Notes
	Issue date	Maturity	Principal	Interest Rate	Date of Default
(A)	12/31/2008	1/5/2010	90,000	8.00%	1/5/2010
(A)	1/16/2009	1/5/2010	100,000	8.00%	1/5/2010
(A)	1/23/2009	1/5/2010	50,000	8.00%	1/5/2010
(A)	2/2/2009	1/5/2010	25,000	8.00%	1/5/2010
(A)	3/9/2009	1/5/2010	10,000	8.00%	1/5/2010
(B)	4/8/2009	4/8/2010	50,000	8.00%	4/8/2010
(C)	4/27/2009	4/27/2010	75,000	8.00%	-
(D)	4/27/2009	4/27/2010	(75,000)	8.00%	-
	6/23/2009	6/23/2010	25,000	8.00%	6/23/2010
	7/1/2009	7/1/2010	100,000	8.00%	7/2/2010
	7/6/2009	7/6/2010	20,000	8.00%	7/7/2010
	8/26/2009	8/31/2010	195,000	8.00%	8/31/2010

		Totals	665,000

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

C – Bonds Payable, Convertible & Secured

The Company has entered into multiple convertible bond agreements with an investment firm that is also a minority stockholder of the Company.  Each bond carries a separately dated promissory note that bears interest of 9% and is payable on or before January 1, 2010.  Upon default, the interest rate on one of the bonds is increased to 18%.  The stockholder incurred bond issuance costs which are being amortized to interest expense on a straight-line basis over the term of the bond.  The carrying amount of the bond issuance costs at September 30, 2010 and December 31, 2009 was $58,592 and $92,585 respectively net of amortization of $89,196 and $63,222, respectively.  There is bond interest payable of $282,250 and $47,983 as of September 30, 2010 and December 31, 2009, respectively.  Interest expense on the bonds totaled $234,267 and $99,000 for the nine months ended September 30, 2010 and 2009, respectively. The Company has not made the interest payments and is considered in default on Bonds (A), (B), (C) and (D) as of  as of September 30, 2010.

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

The convertible bonds with the investment firm are summarized as follows:

	Issue date	Maturity	Principal	Interest rate	Default rate	Date of Default
(A)	10/15/2008	10/15/2010	$1,300,000	9.00%	18.00%	1/15/2010
(B)	4/30/2009	10/31/2010	$300,000	9.00%	9.00%	1/15/2010
(C)	10/12/2009	1/12/2010	$252,000	9.00%	9.00%	1/13/2010
(D)	11/3/2009	2/3/2010	$210,000	9.00%	9.00%	2/3/2010
	Totals		$2,062,000

Trilliant Exploration Corporation
(A Pre-Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements (unaudited)
Three Months and Nine Months Ended September 30, 2010 and 2009, and the
Period of December 29, 2003 (Inception) to September 30, 2010 (restated, see Note 8)

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
Period of December 29, 2003 (Inception) to September 30, 2010 (restated, see Note 8)

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

On December 15, 2009, the Company issued 100,000 shares of common stock to an officer at $.75 per share for total value of $75,000.  The issuance was pursuant to an employment agreement whereby the officer would receive a stock bonus should he serve out his term as specified in the agreement.

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

Trilliant Exploration Corporation
(A Pre-Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements (unaudited)
Three Months and Nine Months Ended September 30, 2010 and 2009, and the
Period of December 29, 2003 (Inception) to September 30, 2010 (restated, see Note 8)

NOTE 6 - OTHER MATERIAL CONTRACTS

In September 2009, the Company acquired a one year insurance policy with total premium of $20,760.  As of September 30, 2010, total payments of $20,760 were made and $20,760 of the total premium has been amortized, resulting in a balance of $0 as of September 30, 2010.

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

NOTE 8 – CORRECTION OF ACCOUNTING ERROR

The Company’s financial statements as of December 31, 2009, contained the following errors: overstatement of debt in the amount of $2,389,200; overstatement of a related investment in the amount of $2,389,200; and overstatement of accrued interest payable in the amount of $149,112.  As of December 31, 2009, the investment and debt (along with minimal foreign currency translation adjustments) were eliminated, and accumulated deficit was increased by $149,112 to correct the aggregate effect of the errors.  $74,556 in accrued interest and interest expense have also been eliminated from the September 2009 financial statements as originally reported.  The error is a result of the Company recording a transaction which did not materialize wherein the Company was borrowing funds under a convertible loan agreement to purchase, through a subsidiary, stock of a privately held company.  The lenders were unable to complete the transaction and neither funds nor equities changed hands.  The Board of Directors issued a resolution to void the transaction. The corrected numbers have been presented on an unaudited basis in the accompanying financial statements.  There was no effect on net loss per share as a reult of the error correction.

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

Trilliant Exploration Corporation
(A Pre-Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements (unaudited)
Three Months and Nine Months Ended September 30, 2010 and 2009, and the
Period of December 29, 2003 (Inception) to September 30, 2010 (restated, see Note 8)

NOTE 9 - SUBSEQUENT EVENTS (CONT’D)

Effective September 3, 2010, the Company entered into a letter of intent with Fairfield Gold S.A. de C.V. (“Fairfield Gold”), regarding the acquisition of the assets of Fairfield Gold for payment of consideration in the amount of $160,000. The letter of intent provides that execution of a definitive agreement is subject to completion of satisfactory due diligence by both parties. As of the date of this Quarterly Report, due diligence had not been satisfactorily completed, and the Company elected to not pursue the transaction.

The Company has evaluated events from September 30, 2010 through the date whereupon the financial statements were issued and has determined that there are no additional items to disclose.

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

Trilliant Exploration Corporation
(A Pre-Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements (unaudited)
Three Months and Nine Months Ended September 30, 2010 and 2009, and the
Period of December 29, 2003 (Inception) to September 30, 2010 (restated, see Note 8)

NOTE 10 – DISCONTINUED OPERATIONS (CONT’D)

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

Fairfield Gold S.A. de C.V. Letter of Intent

Effective September 3, 2010, our Board of Directors authorized the execution of a letter of intent (the “Letter of Intent”) with Fairfield Gold S.A. de C.V. (“Fairfield Gold”), regarding the acquisition of the assets of Fairfield Gold for payment of consideration in the amount of $160,000. The Letter of Intent provides that execution of a definitive agreement is subject to completion of satisfactory due diligence by both parties. As of the date of this Quarterly Report, our due diligence proved to be unsatisfactory and we have elected not to pursue this transaction.

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

RESULTS OF OPERATION

Nine Month Period Ended September 30, 2010 Compared to Nine Month Period Ended September 30, 2009.

Our net loss for the nine month period ended September 30, 2010 was ($478,339) compared to a net loss of ($1,089,045) during the nine month period ended September 30, 2009, a decrease of $610,706. During the nine month periods ended September 30, 2010 and 2009, we did not generate any revenue from continuing operations.

During the nine month period ended September 30, 2010, we incurred operating expenses of $165,757 compared to $554,587 incurred during the nine month period ended September 30, 2009, a decrease of $388,830. These expenses incurred during the nine month period ended September 30, 2010 consisted of: (i) professional fees of $135,116 (2009: $339,395); (ii) salaries and wages of $3,000 (2009: $114.060); (iii) advertising and promotion of $12,600 (2009: $52,225); (iv) insurance of $9,833 (2009: $6,482); and (v) other general and administrative expenses of $5,208 (2009: $42,427). The decrease in operating expenses incurred during the nine month period ended September 30, 2010 from the nine month period ended September 30, 2009 was primarily attributable to the following items: (i) a decrease in professional fees of $204,279; (ii) a decrease in wages and salaries of $111,060; (iii) a decrease in advertising and promotion of $39,625; and (iv) a decrease in other general and administrative expenses of $37,219. Operating expenses decreased due to the decreased scope and scale of our business operations. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Other income (expense) was incurred during the nine month period ended September 30, 2010 of ($312,582) (2009: ($158,443)). Other income (expense) during the nine month period ended September 30, 2010 consisted of: (i) interest expense of ($312,582) compared to ($181,743) during the nine month period ended September 30, 2009; and (ii) interest income of $0 compared to $23,300 during the nine month period ended September 30, 2009. A loss from continuing operations of ($478,339) was incurred during the nine month period ended September 30, 2010 compared to a loss from continuing operations of ($713,032) incurred during the nine month period ended September 30, 2009. We previously recorded a loss from continuing operations of ($1,484,838) for the three month period ended March 31, 2010 relating primarily to a loss on investment of $1,242,600. The loss on investment was removed from the statement of cash flows based upon the determination by our management that the transaction dated July 1, 2009 with our subsidiary, Trilliant Diamonds Limited, a private limited England and Wales company, is deemed null and void. A loss from discontinued operations of ($376,013) was incurred during the nine month period ended September 30, 2009. We determined to discontinue operations with our Muluncay subsidiary, a mining operation in Ecuador effective December 31, 2009.

Therefore, this resulted in a net loss applicable to common shares during the nine month period ended September 30, 2010 of ($478,339) compared to a net loss applicable to common shares during the nine month period ended September 30, 2009 of ($1,089,045). The basic and diluted weighted average number of shares outstanding was 87,231,500 for the nine month period ended September 30, 2010 compared to 92,193,500 for the nine month period ended September 30, 2009

Three Month Period Ended September 30, 2010 Compared to Three Month Period Ended September 30, 2009.

Our net loss for the three month period ended September 30, 2010 was ($155,112) compared to a net loss of ($398,378) during the three month period ended September 30, 2009, a decrease of $243,266. During the three month periods ended September 30, 2010 and 2009, we did not generate any revenue from continuing operations.

During the three month period ended September 30, 2010, we incurred operating expenses of $45,991 compared to $208,426 incurred during the three month period ended September 30, 2009, a decrease of $162,435. These expenses incurred during the three month period ended September 30, 2010 consisted of: (i) professional fees of $45,800 (2009: $94,502); (ii) salaries and wages of $0 (2009: $38,060); (iii) advertising and promotion of $0 (2009: $52,225); (iv) insurance $0 (2009: $6,482); and (iii) other general and administrative expenses of $191 (2009: $17,157). The decrease in operating expenses incurred during the three month period ended September 30, 2010 from the three month period ended September 30, 2009 was primarily attributable to the following items: (i) a decrease in professional fees of $48,702; (ii) a decrease in salaries and wages of $38,060; (iii) a decrease in advertising and promotion of $52,225; and (ii) a decrease in other general and administrative expenses of $16,966. Operating expenses decreased due to the decreased scope and scale of our business operations.

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

Therefore, this resulted in a net loss applicable to common shares during the three month period ended September 30, 2010 of ($155,122) compared to a net loss applicable to common shares during the three month period ended September 30, 2009 of ($398,378). The basic and diluted weighted average number of shares outstanding was 87,231,500 for the three month period ended September 30, 2010 compared to 92,822,217 for the three month period ended September 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Nine Month Period Ended September 30, 2010

As at September 30, 2010, our current assets were $11,606 and our current liabilities were $3,347,138, which resulted in a working capital deficit of ($3,335,532). As of September 30, 2010, current assets were comprised of $11,606 in cash. As of September 30, 2010, current liabilities were comprised of: (i) $112,835 in accounts payable; (ii) $117,307 in accounts payable – related party; (iii) $665,000 in convertible notes payable related party, current; (iv) $2,062,000 in bonds payable, convertible and secured – related party; (v) $282,250 in accrued interest, convertible bonds payable – related party; (vi) $75,251 in accrued interest, convertible notes payable – related party; and (vii) $32,495 in short term notes payable – related party.  See “ – Material Commitments.”

As of September 30, 2010, our total assets were $70,198 comprised of $11,606 in current assets and $58,592 in other assets – bond issue costs, net – related party. The decrease in total assets during the nine month period ended September 30, 2010 from fiscal year ended December 31, 2009 was primarily due to the amortization of bond issue costs of $33,993, decrease in prepaid expenses of $22,433 and decrease in deposits of $5,646.

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
This is due solely to our continuing losses, as no equity transactions have occurred during 2010.

Cash Flows from Operating Activities

We have not generated cumulative positive cash flows from operating activities. For the nine month period ended September 30, 2010, net cash flows provided by operating activities was $11,606 consisting primarily of a net loss of ($478,339) as adjusted by $38,961 in amortization of bond issue costs – related party. Net cash flows used in operating activities was further affected by changes of decreases of $22,433 in prepaid expenses, $5,646 in deposits, and increases of $56,566 in accounts payable, $92,718 in accounts payable – related parties, $234,267 in accrued interest, convertible bonds payable – related party, and $39,354 in accrued interest convertible notes payable – related party.

Cash Flows from Investing Activities

We did not engage in any investing activities during the nine month period ended September 30, 2010.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the nine month period ended September 30, 2010, net cash flows provided from financing activities was $0 as we did not engage in any financing activities during the period, compared to $966,948 for the nine month period ended September 30, 2009.

PLAN OF OPERATION AND FUNDING

A substantial portion of fiscal year ended December 31, 2009 was dedicated to the Muluncay mining project and financing. As at September 30, 2010, our cash and cash equivalents were $11,606. For the nine month period ended September 30, 2010, we incurred a net loss of $478,339. Net cash provided by financing activities for the nine month period ended September 30, 2010 was $0. The accumulated deficit increased to $3,886,793 at September 30, 2010 due to losses incurred on the disposal of Muluncay and increases in general & administrative costs, salaries and wages, note and bond interest, and professional fees.   The orchestration and execution of our business acquisitions resulted in increased professional fees and the need for funding.  As such, during fiscal year ended December 31, 2009, we entered into various note and bond payable agreements to finance our acquisitions and Muluncay operations, which increased our interest expense.  In addition, we entered into management and consulting agreements with our officers and directors, which contributed to the increased salaries and wages.

We will need additional further advances and issuance of debt instruments to fund our operations over the next nine months. In connection with our future business plan, management anticipates additional increases in operating expenses and capital expenditures relating to acquisition of further interests in gold mining concessions. We would finance these expenses with further issuances of securities and debt. We expect we would need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities would result in dilution to our current shareholders. Further, such securities may have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all.

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

None.

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

TRILLIANT EXPLORATION CORPORATION

Dated: November 24, 2010	By:	/s/ WILLIAM LIEBERMAN
William Lieberman, President/Chief
Executive Officer

Dated: November 24, 2010	By:	/s/ WILLIAM LIEBERMAN
William Lieberman, Chief Financial Officer