Form 10-Q/A
period 2010-09-30
TRILLIANT EXPLORATION CORP
filed 2012-05-22
CIK 1378948

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q/A Second Amendment

Mark One

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-138332

TRILLIANT EXPLORATION CORPORATION (Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-0936313 (I.R.S. Employer Identification No.)

545 Eighth Avenue, Suite 401, New York, New York 10019 (Address of principal executive offices)

(212) 560-5195 (Issuer’s telephone number)
1401 Roadman Street, Hollywood, Florida 33020 (Previous address if changed from last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of September 30, 2011
Common Stock, $0.001	287,438

EXPLANATORY NOTE

This Amendment No. 3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010 (the “Form 10-Q”), as filed with the Securities and Exchange Commission on November 22, 2010, restated and filed on November 24, 2010, is to file a restated Balance Sheet, Statement of Operations, Statement of Cash Flows, footnote disclosures and Management’s Discussion and Analysis or Plan of Operation due to the compounding effect of a single error in the volatility and risk free interest estimates used in the underlying Black-Scholes formula the Company utilizes for its estimate of the valuation of the following non-cash items: i) the derivative liability valuation of detachable warrants at each balance sheet date, and the change thereto, which change directly impacts the statement of operations, and ii) the measurement of compensation expense associated with the issuance of stock options and stock warrants, which also directly impacts the statement of operations, to properly reclassify derivative liability from current to long-term liabilities, and for additional information in Item 4T Controls and Procedures.  This restatement has no effect on our cash flow or liquidity.

This Form 10-Q/A should be read in conjunction with the original Form 10-Q, which continues to speak as of the date of the Form 10-Q. Except as specifically noted above, this Form 10-Q/A does not modify or update disclosures in the original Form 10-Q. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update any related or other disclosures.

TRILLIANT EXPLORATION CORPORATION

Form 10-Q/A

Page
PART I-FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of September 30, 2010 (Unaudited) and December 31, 2009	3
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine months Ended September 30, 2010 and 2009	4
Condensed Consolidated Statements of Cash Flows for the Nine months Ended September 30, 2010 and 2009	5-6
Notes to Condensed Consolidated Financial Statements (Unaudited)	7-15
Forward Looking Statements	16
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	21
Item 4. Controls and Procedures	21
PART II - OTHER INFORMATION
Item 1. Legal Proceedings	22
Item 1A. Risk Factors	22
Item 2. Unregistered Sales of Equity Securities	22
Item 3. Demand and Reserve	22
Item 5. Other Information	22
Item 6. Exhibits	23
Signatures	23

PART I

ITEM 1. FINANCIAL STATEMENTS

TRILLIANT EXPLORATION CORPORATION

Condensed Consolidated Balance Sheets

	September 30	December 31,
	2010	2009
	(unaudited)	restated
ASSETS		- Note 8
Current Assets
Cash	$ 11,606	$ -
Prepaid expenses (Note 6)	-	22,433
Total Current Assets	11,606	22,433

Other Assets
Bond issue costs, net - related party (Note 4C)	58,592	92,585

Deposits	-	5,646
Total Other Assets	58,592	98,231
TOTAL ASSETS	$ 70,198	$ 120,664

LIABILITIES AND STOCKHOLDERS' DEFICIT LIABILITIES
Current Liabilities
Accounts payable	$ 230,142	$ 80,858
Convertible notes payable-related party, current (Note 4A)	665,000	567,772
Accrued interest, convertible notes payable-related party (Note 4A)	75,251	35,897
Bonds payable, convertible and secured-related party net of debt discount (Note 4C)	1,602,704	1,917,712
Accrued interest, convertible bonds payable-related party (Note 4C)	82,031	47,983
Short-term notes payable-related party (Note 4B)	32,495	32,495
Total Current Liabilities	2,687,623	2,682,717

Long-term Liabilities
Derivative liability	11,671,498	8,808,222
Total Long-term Liabilities	11,671,498	8,808,222
Total Liabilities	14,359,121	11,490,939

TEMPORARY EQUITY (Note 5)
Preferred stock, par value $.001, 200,000,000 shares authorized,
12,563,500 and 10,200,000 issued and outstanding	2,692,752	1,177,281

PERMANENT EQUITY
STOCKHOLDERS' DEFICIT (Note 5)
Common stock, par value $.001, 1,000,000,000
shares authorized, 310,438 & 310,438 issued, and 287,438 &
290,772 outstanding	310	310
Additional paid-in capital	972,426	973,426
Accumulated deficit during the pre-exploration stage	(3,321,292)	(3,321,292)
Deficit accumulated	(4,433,119)	-
Total Stockholder's equity (deficit) (before treasury stock)	(6,781,675)	(2,347,556)
Treasury Stock (23,000 shares @ $443 per share) (Note 6)	(10,200,000)	(10,200,000)

Total Stockholders' (Deficit)	(16,981,675)	(12,547,556)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 70,198	$ 120,644

See accompanying notes to unaudited condensed consolidated financial statements.

TRILLIANT EXPLORATION CORPORATION Condensed Consolidated Statements of Operations (unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
		(restated -		(restated -
		Note 8)		Note 8)
Revenues	$ -	$ -	$ -	$ -

Operating Expenses
General and administrative expenses	45,991	208,426	165,757	554,589
Total Operating Expenses	45,991	208,426	165,757	554,589
Net Loss from Operations	(45,991)	(208,426)	(165,757)	(554,589)

Other Income (Expense)
Interest income	-	-	-	23,300
(Loss)/ gain in change in fair value
of derivative liability	(1,218,285)	1,788,303	(2,218,084)	1,792,611
Amortization of beneficial conversion feature	(538,369)	(557,567)	(1,743,316)	(935,961)
Interest expense	(121,709)	(100,834)	(305,962)	(181,742)
Total Other Income (Expense)	(1,878,363)	1,129,902	(4,267,362)	698,208
LOSS FROM CONTINUING
OPERATIONS	(1,924,354)	921,476	(4,433,119)	143,619
Provision for income taxes	-	-	-	-
NET LOSS FROM DISCONTINUED
OPERATIONS	-	(140,839)	-	(376,013)

Net Gain (Loss) Applicable to Common Shares	$ (1,924,354)	$ 780,637	$ (4,433,119)	$ (232,394)

BASIC AND DILUTED LOSS PER SHARE
Net loss per share, continuing operations	$ (6.65)	$ 3.21	$ (15.27)	$ 0.50
Net loss per share, discontinued operations	-	(0.49)	-	(1.31)
Total loss per share	$ (6.65)	$ 2.72	$ (15.27)	$ (0.81)

Weighted Average Number of Common
Shares Outstanding (Basic and Diluted)	289,395	287,438	290,310	287,438

See accompanying notes to unaudited condensed consolidated financial statements. 4

TRILLIANT EXPLORATION CORPORATION

Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine months ended
	September 30,
	2010	2009
		(restated -
		Note 8)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	($4,433,119)	($232,394)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	-	160,360
Amortization of bond issue costs - related party	33,993	29,818
Amortization of debt discount	1,743,316	965,108
Common stock issued for services	-	23,800
Vesting of warrants for services	-	25,500
Change in Fair value of derivative liability	2,218,084	(1,792,611)
Changes in operating assets and liabilities:
Accounts receivable	-	(250,505)
Interest receivable, notes receivable - related party	-	(22,633)
Other assets	-	(324)
Inventory	-	(41,310)
Foreign tax credits	-	23,343
Prepaid expenses	22,433	57,248
Deposits	5,646	(111)
Accounts payable	149,284	142,220
Accrued interest, convertible bonds payable - related party	227,647	12,579
Accrued interest, convertible notes payable - related party	39,354	22,463
Unearned revenue	-	(4,500)
Other tax liabilities	-	(172)
Foreign tax liabilities	-	(243,826)
Foreign payroll tax liabilities	-	47,091
Payroll liabilities	-	111,250
Accrued officer compensation	-	54,000
Net Cash Provided by (Used In) Operating Activities	11,606	(913,606)
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash received in acquisition of subsidiary	-	2,009
Purchase of fixed assets	-	(26,355)
Payments on notes receivable - related party	-	(205,000)
Net Cash Used In Investing Activities	-	(229,346)

See accompanying notes to unaudited condensed consolidated financial statements.

TRILLIANT EXPLORATION CORPORATION Condensed Consolidated Statements of Cash Flows (unaudited) (continued)

	Nine months ended
	September 30,
	2010	2009
		(restated -
CASH FLOWS FROM FINANCING ACTIVITIES		Note 8)
Proceeds from notes payable - related party	$ -	$ 132,133

Proceeds from convertible bonds payable - related party	-	258,856

Proceeds from convertible notes payable - related party	-	650,000
Payments made on convertible notes payable - related party	-	(75,000)
Payments made on mortgages payable	-	(65,041)
	(1,000)	-
		-
Net proceeds from sale of common stock	-	66,000
Net Cash Provided By Financing Activities	198,567	966,948
NET INCREASE (DECREASE) IN CASH	11,606	(176,004)
CASH AT BEGINNING OF PERIOD	-	179,223
CASH AT END OF PERIOD	$ 11,606	$ 3,219

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -
SCHEDULE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES
Issuance of 10,200,000 shares of preferred stock in exchange
for 19,667 shares of treasury stock	$ -	$ 10,200,000
Net assets acquired in acquisition of MuluncayGoldCorp	$ -	$ 1,430,131
Issuance of common stock for stock subscriptions
receivable	$ -	$ 22,250
1,667 shares of common stock issued for deposit
on a business acquisition	$ -	$ 125,000
Issuance of Preferred Stock In settlement of Debt and alcoved interest	$ 645,192

See accompanying notes to unaudited condensed consolidated financial statements.

Trilliant Exploration Corporation

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

On June 29, 2009 (Date of Formation), the Company established a wholly-owned Trilliant Diamonds Limited (a Subsidiary) (Trilliant Diamonds), a private limited England and Wales Company, to facilitate the Company’s diamond exploration. Trilliant Diamonds Limited was sold on August 26, 2010 and has not been a subsidiary since this time.

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

The accompanying unaudited condensed consolidated financial statements include the operations of the Subsidiaries’ activity from the dates of Acquisition and Formation through this quarter end. Intercompany transactions have been eliminated upon consolidation. The Parent and Subsidiaries are collectively referred to as “the Company.”

The unaudited interim financial statements of Trilliant Exploration Corporation were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and reflect all adjustments (including normal recurring accruals) which, in the opinion of management, are considered necessary for the fair presentation of the results for the periods presented. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Company’s most recent Annual Report on Form 10-K.

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

Trilliant Exploration Corporation

Notes to Condensed Consolidated Financial Statements (unaudited)

Three Months and Nine months Ended September 30, 2010

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Revenue Recognition

The Company will follow the guidance of ASC Topic 605, formerly, SAB 104 for revenue recognition. In general, the Company will record revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. Revenues from services are recognized when the services are performed, evidence of an arrangement exists, the fee is fixed and determinable and collectability is probable. In circumstances when these criteria are not met, revenue recognition is deferred until resolution occurs.

Mineral Acquisition and Exploration Costs

Mineral property interests include optioned and acquired mineral development and exploration stage properties. The amount capitalized related to a mineral property interest represents its fair value at the time it was optioned or acquired, either as an individual asset or as a part of a business combination. The value of such assets is primarily driven by the nature and amount of mineralized material believed to be contained in such properties. Exploration costs are expensed as incurred and development costs are capitalized if proven and probable reserves exist and the property is a commercially minable property. Mine development costs incurred either to develop new ore deposits, expand the capacity of operating mines, or to develop mine areas substantially in advance of current production are capitalized. Costs incurred to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. The Company evaluates, at least quarterly, the carrying value of capitalized mineral interests costs and related property, plant and equipment costs, if any, to determine if these costs are in excess of their net realizable value and if a permanent impairment needs to be recorded. The periodic evaluation of carrying value of capitalized costs and any related property, plant and equipment costs are based upon expected future cash flows and/or estimated salvage value.

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

Net Income or (Loss) Per Share of Common Stock

Basic and diluted loss per common share is based upon the weighted average number of common shares outstanding during the period computed under the provisions of Accounting Standards Codification subtopic 260-10, Earnings per Share (“ASC 260-10”). All primary dilutive common shares have been excluded since the inclusion would be anti-dilutive. Such shares consist of the following:

	9/30/2010	9/30/2009
Common shares outstanding (Basic)	287,438	290,772
Conversion of convertible debt	28,715	29,048
Conversion of convertible notes	692,016	279,215
Conversion of convertible preferred shares	10,459,124	5,828,571
Conversion of warrants	14,843	15,010
Common shares outstanding (Diluted)	11,482,136	6,442,616

Trilliant Exploration Corporation

Notes to Condensed Consolidated Financial Statements (unaudited)

Three Months and Nine months Ended September 30, 2010

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Goodwill and Other Intangibles

As of September 30, 2010, the Company held no Goodwill. The Company possesses no other intangible assets.

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board (FASB) has issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.

This ASU amends the FASB Accounting Standards CodificationTM (Codification) to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively. The amendments are effective for interim and annual periods beginning after December 15, 2011. Early adoption is permitted. The Company does not expect this amendment to have any impact to its consolidated financial statements.

The FASB has issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS). This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The amendments to the Codification in this ASU are to be applied prospectively. The amendments are effective for interim and annual periods beginning after December 15, 2011. Early application is not permitted. The Company does not expect this amendment to have any impact to its consolidated financial statements.

In April 2010, the FASB issued ASU 2010-13, “Compensation – Stock Compensation (Topic 718)”. The objective of this update is to address the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. It provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment award that contains a condition that is not a market, performance or service condition is required to be classified as a liability. The amendment in this update is effective for the Company’s interim period and annual periods beginning on January 1, 2011. The amendments in this update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The adoption of the standard did not have any impact on the Company’s consolidated financial statements.

Management does not expect any financial statement impact from any recently-issued pronouncements.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period enacted. A valuation allowance is provided when it is more likely than not that a portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the reversal of deferred tax liabilities during the period in which related temporary differences become deductible. The benefit of tax positions taken or expected to be taken in the Company’s income tax returns are recognized in the consolidated financial statements if such positions are more likely than not of being sustained.

In accordance with 740-10, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting this standard, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

Derivative Liabilities

The Company accounts for its embedded conversion features in its convertible debentures in accordance ASC 815-10, "Derivatives and Hedging", which requires a periodic valuation of their fair value and a corresponding recognition of liabilities associated with such derivatives, and ASC 815-40, “Contracts in Entity’s Own Equity”. The recognition of derivative liabilities related to the issuance of convertible debt is applied first to the proceeds of such issuance as a debt discount, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as “Loss on Valuation of Derivative” in other expense in the accompanying financial statements. Any subsequent increase or decrease in the fair value of the derivative liabilities is recognized as “Other expense” or “Other income”, respectively.

Accounting Standards Codification subtopic 815-40, Derivatives and Hedging; Contracts in Entity’s own Equity (“ASC 815-40”) became effective for the Company. The Company’s Convertible Preferred Stock and Convertible debt has certain provisions that require the Company to change conversion price of the Convertible debt and Convertible Preferred Stock based on the discounted market value. Upon the effective date, the provisions of ASC 815-40 required a reclassification to liability based on the reset feature of the agreements. Therefore, in accordance with ASC 815-40, the Company determined the fair value of the initial reset provision on preferred stock and convertible debt using the Black-Scholes formula assuming no dividends, a risk-free interest rate of 0.68%-0.85%, expected volatility of 155.49%-214.23%, and expected life of 1 and 5 years. The net value of the reset provision at the date of adoption of ASC 815-40 was recorded as a derivative liability on the balance sheet and a reduction to convertible redeemable preferred stock and convertible debt. Changes in fair value are recorded as non-operating, non-cash income or expense at each reporting date.

The fair value of the preferred stock and convertible debt at September 31, 2010 was determined using the Black Scholes Option Pricing Model with the following assumptions:

Dividend yield: 0%

Volatility 166.87%

Risk free rate: 0.48%

The change in fair value of the convertible preferred stock and convertible debt derivative liability resulted in a current year non-operating loss to operations of $2,218,084.

Fair Value of Instruments

Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts payable and accrued liabilities, and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

The company follows Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”) and Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”), which permits entities to choose to measure many financial instruments and certain other items at fair value

Reclassification

Certain reclassifications have been made to conform the prior period data to the current presentation. These reclassifications had no effect on reported net loss.

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

Trilliant Exploration Corporation

Notes to Condensed Consolidated Financial Statements (unaudited)

Three Months and Nine months Ended September 30, 2010

NOTE 3 - PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income regardless of when reported for tax purposes. Deferred taxes provided for under ASC Topic No. 740 give effect to the temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, and allowances based on the income taxes expected to be payable in future years. Deferred tax assets arising as a result of net operating loss carry-forwards and other temporary differences have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carry-forwards of $7,754,411 generated since inception through September 30, 2010, will begin to expire in 2030. Accordingly, deferred tax assets of approximately $2,714,044 were completely offset by the valuation allowance, which increased by $1,551,592 and $81,338 during the nine months ending September 30, 2010 and 2009, respectively, based on the U.S. Statutory rate of 35%.

NOTE 4- RELATED PARTY TRANSACTIONS

A – Convertible Notes Payable

The Company has entered into multiple convertible notes payable agreements with an investment firm that is also a minority stockholder of the Company. Each note carries a separately dated promissory note that bears interest of 8% and is payable on or before August 31, 2010, with each funding due one year from original date of receipt. Principal and interest are convertible at the option of the note-holder into shares of the Company’s common stock at the rate of 80% of the average of the five daily volume weighted average price preceding the conversion date. Several Notes are in default and status of default is indicated in the following table. The Notes carry no penalty or change in interest rate for default. Accrued interest and interest expense on the convertible notes payable as of and for the nine months ended September 30, 2010 totaled $75,251 and $39,354, respectively, and accrued interest at December 31, 2009 totaled $35,897. Due to the contingent nature of the conversion price, the company accounted for beneficial conversion feature and derivative liability on the note. The convertible promissory notes with the investment firm totaled $665,000 at September 30, 2010 and December 31, 2009 and are summarized as follows:

Convertible Notes						Interest expense Nine month
	Issue date	Maturity	Principal	Interest Rate	Date of Default	September 30, 2010	September 30, 2009
(A)	12/31/2008	1/5/2010	$90,000	8.00%	1/5/2010	5,327	9,020
(A)	1/16/2009	1/5/2010	100,000	8.00%	1/5/2010	5,917	9,649
(A)	1/23/2009	1/5/2010	50,000	8.00%	1/5/2010	2,960	4,748
(A)	2/2/2009	1/5/2010	25,000	8.00%	1/5/2010	1479	2,330
(A)	3/9/2009	1/5/2010	10,000	8.00%	1/5/2010	593	871
(B)	4/8/2009	4/8/2010	50,000	8.00%	4/8/2010	2,960	3,800
(C)	4/27/2009	4/27/2010	75,000	8.00%	-	-	533
(D)	4/27/2009	4/27/2010	(75,000)	8.00%	-	-	-
	6/23/2009	6/23/2010	25,000	8.00%	6/23/2010	1479	1,539
	7/1/2009	7/1/2010	100,000	8.00%	7/2/2010	5,917	6,000
	7/6/2009	7/6/2010	20,000	8.00%	7/7/2010	1183	1,778
	8/26/2009	8/31/2010	195,000	8.00%	-	11,539	8,951
		Totals	$665,000			$39,354	$48,619

(A), Amounts borrowed were part of a master note agreement totaling $195,000,(B) The company borrowed, 50,000 on April 8, 2010.

(C) and (D), The Company borrowed $75,000 on April 27, 2009, and subsequently repaid this note on May 29, 2009

January 5, 2009 Note:

From January 5, 2009 to March 9, 2009, the Company issued $275,000 Convertible Notes that matured on January 5, 2010. The note bears interest at a rate of 8% and is convertible into the Company’s common stock at any time at the holder’s option, at the conversion rate of 80% of the average rate of five preceding the closing date prior to notice of conversion.

The Company identified embedded derivatives related to the Convertible Note entered into on March 9, 2009 (completion of funding as per agreement).  These embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Note and to adjust the fair value as of each subsequent balance sheet date.  At the inception of the Convertible Note, the Company determined a fair value of $218,585 of the embedded derivative.  The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	181.03%
Risk free rate:	0.82%

The initial fair value of the embedded debt derivative of $125,165 was allocated as a debt discount with the remainder ($93,420) charged to current period operations as interest expense.

For the nine month ended September 30, 2010 and 2009, the Company amortized $2,072 and $84,963 to current period operations as amortization of beneficial conversion feature.

The fair value of the described embedded derivative of $137,304 and $70,253 at September 30, 2010 and December 31, 2009, respectively was determined using the Black Scholes Model with the following assumptions:

	2010	2009
Dividend yield:	-0-%	-0-%
Volatility	166.87%	129.95%
Risk free rate:	0.48%	0.87%

For the nine months ended September 30, 2010 and 2009, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating loss of $67,051 and a gain of $102,276, respectively.

April 8, 2009 Note:

From April 8, 2009, the Company issued a $50,000 Convertible Note that matured on April 8, 2010. The note bears interest at a rate of 8% and is convertible into the Company’s common stock at any time at the holder’s option, at the conversion rate of 80% of the average rate of five preceding the closing date prior to notice of conversion.

The Company identified embedded derivatives related to the Convertible Note entered into on April 8, 2009.  These embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Note and to adjust the fair value as of each subsequent balance sheet date.  At the inception of the Convertible Note, the Company determined a fair value of $42,239 of the embedded derivative.  The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	181.03%
Risk free rate:	0.82%

The initial fair value of the embedded debt derivative of $20,261 was allocated as a debt discount with the remainder ($21,978) charged to that period of operations as interest expense.

For the nine month ended September 30, 2010 and 2009, the Company amortized $2,348 and $11,741 to current period operations as amortization of beneficial conversion feature.

The fair value of the described embedded derivative of $24,964 and $21,911 at September 30, 2010 and December 31, 2009, respectively was determined using the Black Scholes Model with the following assumptions:

	2010	2009
Dividend yield:	-0-%	-0-%
Volatility	166.87%	129.95%
Risk free rate:	0.48%	0.87%

For the nine month ended September 30, 2010 and 2009, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating loss (gain) of $3,053 and $(16,024), respectively.

June 23, 2009 Note:

From June 23, 2009, the Company issued a $25,000 Convertible Note that matured on June 23, 2010. The note bears interest at a rate of 8% and is convertible into the Company’s common stock at any time at the holder’s option, at the conversion rate of 80% of the average rate of five preceding the closing date prior to notice of conversion.

The Company identified embedded derivatives related to the Convertible Note entered into on June 23, 2009.  These embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Note and to adjust the fair value as of each subsequent balance sheet date.  At the inception of the Convertible Note, the Company determined a fair value of $19,148 of the embedded derivative.  The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	155.49%
Risk free rate:	0.82%

The initial fair value of the embedded debt derivative of $12,102 was allocated as a debt discount with the remainder ($7,046) charged to that period of operations as interest expense.

For the nine month ended September 30, 2010 and 2009, the Company amortized $4,449 and $3,967 to current period operations as amortization of beneficial conversion feature.

The fair value of the described embedded derivative of $12,482 and $13,186 at September 30, 2010 and December 31, 2009, respectively was determined using the Black Scholes Model with the following assumptions:

	2010	2009
Dividend yield:	-0-%	-0-%
Volatility	166.87%	129.95%
Risk free rate:	0.48%	0.87%

For the nine month ended September 30, 2010 and 2009, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $705 and $4,458, respectively.

July 2009 and August 2009 Note:

From July 2009 to August, 2009, the Company issued a three note totaling to $315,000 Convertible Note that matured on July 1, 2010, July 6, 2010 and August 31, 2010. The note bears interest at a rate of 8% and is convertible into the Company’s common stock at any time at the holder’s option, at the conversion rate of 80% of the average rate of five preceding the closing date prior to notice of conversion.

The Company identified embedded derivatives related to the Convertible Note entered into on date of Note.  These embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Note and to adjust the fair value as of each subsequent balance sheet date.  At the inception of the Convertible Note, the Company determined a fair value of $241,266 of the embedded derivative.  The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	155.49%
Risk free rate:	0.82%

The initial fair value of the embedded debt derivative of $152,484 was allocated as a debt discount with the remainder ($88,782) charged to that period of operations as interest expense.

For the nine month ended September 30, 2010 and 2009, the Company amortized $88,360 and $17,642 to current period operations as amortization of beneficial conversion feature.

On January 22, 2011, the $100,000 Convertible Note was assigned to Williams at the $0.001 of conversion price. The Company recorded $582,973 as loss on change in term of note. On the same date the Company issued 333,333 no of Common stock against settlement of this Note of $100,000 and accrued interest of $12,482.

The fair value of the described embedded derivative of $157,276 and $184,765 at September 30, 2010 and December 31, 2009, respectively was determined using the Black Scholes Model with the following assumptions:

	2010	2009
Dividend yield:	-0-%	-0-%
Volatility	166.87%	129.95%
Risk free rate:	0.48%	0.87%

For the nine month ended September 30, 2010 and 2009, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $27,490 and $41,942, respectively.

Trilliant Exploration Corporation

Notes to Condensed Consolidated Financial Statements (unaudited)

Three Months and Nine months Ended September 30, 2010

NOTE 4- RELATED PARTY TRANSACTIONS (CONT’D)

B – Short-Term Notes Payable

The Company has borrowed funds from stockholders for working capital purposes from time to time. The loans are non-interest bearing, payable on demand and, consequently, reported as current liabilities. The Company has received $39,514 in advances since inception and made repayments of $7,019 in cash, resulting in a payable balance of $32,495 as of September 30, 2010 and December 31, 2009. The Company also has related party payables of $77,942 and $24,589 as of September 30, 2010 and December 31, 2009, respectively, for reimbursable expenses incurred in the normal course of business.

C – Bonds Payable, Convertible & Secured

The Company has entered into multiple convertible bond agreements with an investment firm that is also a minority stockholder of the Company.:

The convertible bonds were listed below:

	Issue date	Maturity	Principal	Interest rate	Default rate	Date of Default
(A)	10/15/2008	10/15/2010	$1,058,407*	9.00%	18.00%	1/15/2010
(B)	4/30/2009	10/31/2010	300,000	9.00%	18.00%	1/15/2010
(C)	10/12/2009	1/12/2010	252,000	9.00%	9.00%	1/13/2010
(D)	11/3/2009	2/3/2010	-*	9.00%	9.00%	2/3/2010
	Totals		$1,610,407

Less: Debt Discount 7,703

Convertible Bond- Current $1,602,704

*On August 23, 2010, the Company repaid $241,593 in principal on (A) and $210,000 in principal on (D).

Trilliant Exploration Corporation

Notes to Condensed Consolidated Financial Statements (unaudited)

Three Months and Nine months Ended September 30, 2010

October 2008 Bond:

In October 15, 2008, the Company issued a $1,300,000 of Convertible Bond that matured on October 15, 2010. The note bears interest at a rate of 9% and is convertible into the Company’s common stock at any time at the holder’s option, at the conversion rate of 85% of the average rate of five preceding the closing date prior to notice of conversion, provided that Holder shall not receive more than 9.99% of the issued and outstanding Common Stock.  The debenture was recorded net of a beneficial conversion feature of $229,412, based on the relative fair value of the conversion feature.

The beneficial conversion feature is being amortized over the term of the debenture.  During the nine month ended September 30, 2010 and 2009, the Company recorded amortization of the beneficial conversion feature related to this bond of $85,794 and $85,794, respectively.

April 2009 Bond:

In April 30, 2009, the Company issued a $300,000 of Convertible Bond that matured on October 31, 2010. The note bears interest at a rate of 9% and is convertible into the Company’s common stock at any time at the holder’s option, at the conversion rate of 85% of the average rate of five preceding the closing date prior to notice of conversion, provided that Holder shall not receive more than 9.99% of the issued and outstanding Common Stock.  The debenture was recorded net of a beneficial conversion feature of $52,941, based on the relative fair value of the conversion feature.

The beneficial conversion feature is being amortized over the term of the debenture.  During the year ended December 31, 2011 and 2010, the Company recorded amortization of the beneficial conversion feature related to this bond of $0 and $29,315, respectively.

October 2009 Bond:

In October 12, 2009, the Company issued a $252,000 of Convertible Bond that matured on January 12, 2010. The note bears interest at a rate of 9% and is convertible into the Company’s common stock at any time at the holder’s option, at the conversion rate of 85% of the average rate of five preceding the closing date prior to notice of conversion, provided that Holder shall not receive more than 9.99% of the issued and outstanding Common Stock.  The debenture was recorded net of a beneficial conversion feature of $44,471, based on the relative fair value of the conversion feature.

The beneficial conversion feature is being amortized over the term of the debenture.  During the nine month ended September 30, 2010 and 2009, the Company recorded amortization of the beneficial conversion feature related to this bond of $5,801 and $0, respectively.

November 2009 Bond:

In November 3, 2009, the Company issued a $252,000 of Convertible Bond that matured on February 03, 2010. The note bears interest at a rate of 9% and is convertible into the Company’s common stock at any time at the holder’s option, at the conversion rate of 85% of the average rate of five preceding the closing date prior to notice of conversion, provided that Holder shall not receive more than 9.99% of the issued and outstanding Common Stock.  The debenture was recorded net of a beneficial conversion feature of $37,059, based on the relative fair value of the conversion feature.

The beneficial conversion feature is being amortized over the term of the debenture.  During the nine month ended September 30, 2010 and 2009, the Company recorded amortization of the beneficial conversion feature related to this bond of $13,695 and $0, respectively

On August 23, 2010, the Company issued 2,363,500 shares of Preferred stock with Trafalgar as part of a transaction that paid off $193,599 in interest and $451,593 in principal on the Company’s convertible bonds for total consideration of $645,192.

The Company incurred bond issuance expenses which are being amortized over the period of bond. The amortization of issuance expenses were $38,960 and $29,818 for the nine month ended September 30, 2010 and 2009, respectively.

Interest expenses for the nine months ended September 30, 2010 and 2009 on this Convertible Bond were $227,647 and $99,7805, respectively

NOTE 5 – STOCKHOLDERS’ DEFICIT

Stock Splits

On November 9, 2007, the Company affected a 2-for-1 forward split on its common stock. On November 14, 2008, the Company affected another 2-for-1 forward stock split. Par value remained at $.001, and both splits have been retroactively applied to the earliest period presented in the accompanying financial statements.

On January 26, 2011, the Board of Directors of Trilliant Exploration Corporation, a Nevada corporation pursuant to unanimous written consent resolutions authorized and approved a reverse stock split of one for every three hundred (1:300) of our total issued and outstanding shares of common stock was effectuated on April 8, 2011. All references in the accompanying consolidated financial statements and notes thereto have been retroactively restated to reflect the above change in the ordinary share structure.

Preferred Stock and Treasury Stock

The Company is authorized to issue 200,000,000 shares of convertible Preferred stock of the Company. As of September 30, 2010 and December 31, 2009, the Company had 12,563,500 and 10,200,000 preferred shares issued and outstanding, respectively.

Preferred stockholders do not receive interest or dividends separately from common stock shareholders. Preferred Stock holder shall participate in dividends when and if declared in the same proportion as common stock shareholders. Preferred stock is convertible into common shares at the lowest volume weighted average price of the common shares in the five days preceding conversion.

In accordance with Accounting Standards Codification subtopic 470-20, Debt, Debt with Conversions and Other Options (“ASC 470-20”), the Company recognized an imbedded beneficial conversion feature present in the Convertible Preferred Stock. The Company allocated a portion of the value of share cancelled to Preferred stock. The fair value of the imbedded beneficial conversion feature was determined using the Black-Scholes Option Pricing Model which approximates the fair value measured using the Black-Scholes Model with the following assumptions: Dividend yield: $-0-; Volatility: 214.38% and risk free rate: 0.85%.

The FASB finalized ACS 815, “Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.” Under ASC 815, instruments which do not have fixed settlement provisions are deemed to be derivative instruments.  In accordance with ASC 470-20, the Company has classified the Preferred Stock outside of permanent equity. The Company has determined that it needs to account for these imbedded beneficial conversion features, issued to holder in 2009 for its Convertible Preferred Stock, as derivative liabilities, and apply the provisions of ASC 815.  The instruments have a ratchet provision (that adjusts the exercise price according to market rate ie at 85% of the market rate).  As a result, the ratchet provision has been accounted for as derivative liabilities, in accordance with ASC 815.  ASC 815, “Accounting for Derivative Instruments and Hedging Activities” (“ASC 815”) requires that the fair value of these liabilities be re-measured at the end of every reporting period with the change in fair value reported in the consolidated statement of  operations

For 10,200,000 Preferred Stock issuance

On December 31, 2009, the Company issued to Trafalgar Capital Specialized Investment Fund FIS (“Trafalgar”) (a significant stockholder of the Company), 10,200,000 shares of Preferred Stock (par value $.001), in exchange for 23,000 shares of the Company’s own common stock previously held by Trafalgar. The 19,667 common stock were acquired in the year 2009 and 3,333 common stock in the year 2010 at $443 per share and the preferred stock was issued at $1.00 per share. The transaction was recorded using the Cost Method, resulting in treasury stock of $10,200,000 and an increase to Preferred Stock value of $10,200,000.

The fair value of the embedded conversion features were measured using the Black-Scholes option pricing model as of the date of issuance and as of September 30, 2010 and December 31, 2009:

			Date of
	2010	2009	Issuance

Imbedded Beneficial Conversion Feature:
Risk-free rate	0.48%	0.87%	0.85%
Annual rate of dividends	0	0	0
Volatility	166.87%	129.95%	214.23%
Weighted Average life (years)	3.75	4.5	5.0

Fair Value	$9,127,313	$8,518,105	$10,034,407

 The risk-free interest rate was based on rates established by the Federal Reserve.  The Company based expected volatility on the historical volatility for its common stock.  The expected life of the embedded beneficial conversion features was based on their full term.  The expected dividend yield was based upon the fact that the Company has not historically paid dividends, and does not expect to pay dividends in the future.

The net value of the reset provision at the date of issuance was recorded as a derivative liability in the amount of $10,034,407 and debited to beneficial conversion feature which was deducted from the face value of the preferred stock, since the preferred stock is a classified as temporary equity. The company is amortizing beneficial conversion feature over the period of 5 years as a charge to operation. During the nine months ended September 30, 2010 and 2009, $1,006,190 and $505,844 was charged to operation, respectively.

As of the date of the financial statements, the Company believes an event under the contract that would create an obligation to settle in cash or other current assets is remote and has classified the obligation as a long term liability.

For the nine month ended September 30, 2010 and 2009, the Company adjusted the recorded fair value of the reset derivative liability to market resulting in non-cash, non-operating loss of $609,208 and gain of $1,627,910, respectively.

For 2,363,500 Preferred Stock

On August 23, 2010, the Company issued 2,363,500 shares of preferred stock with Trafalgar as part of a transaction that paid off $193,599 in interest and $451,593 in principal on the Company’s convertible bonds for total consideration of $645,192.

The fair value of the embedded conversion features were measured using the Black-Scholes option pricing model as of the date of issuance and as of September 30, 2010:

		Date of
	2010	Issuance

Imbedded Beneficial Conversion Feature:
Risk-free rate	0.48%	0.68%
Annual rate of dividends	0	0
Volatility	166.87%	180.22%
Weighted Average life (years)	4.90	5.0

Fair Value	$2,212,157	$2,261,584

 The risk-free interest rate was based on rates established by the Federal Reserve.  The Company based expected volatility on the historical volatility for its common stock.  The expected life of the embedded beneficial conversion features was based on their full term.  The expected dividend yield was based upon the fact that the Company has not historically paid dividends, and does not expect to pay dividends in the future.

The net value of the reset provision at the date of issuance was recorded as a derivative liability in the amount of $645,192 (maximum limit to value of preferred stock) and debited to beneficial conversion feature which was deducted from the face value of the preferred stock, since the preferred stock is a classified as temporary equity. The company is amortizing beneficial conversion feature over the period of 5 years as a charge to operation. During the nine month ended September 30, 2010 and 2009, $13,434 and $0 was charged to operation, respectively.

As of the date of the financial statements, the Company believes an event under the contract that would create an obligation to settle in cash or other current assets is remote and has classified the obligation as a long term liability.

For the nine month ended September 30, 2010 and 2009, the Company adjusted the recorded fair value of the reset derivative liability to market resulting in non-cash, non-operating loss of $1,566,965 and $0, respectively.

Common Stock

The Company’s common stock is thinly traded with a limited market (amounts are adjusted by the reverse stock split):

	Common shares issued	Common shares outstanding
September 30, 2010	310,438	287,438
December 31, 2009	310,438	290,772

Trilliant Exploration Corporation

Notes to Condensed Consolidated Financial Statements (unaudited)

Three Months and Nine months Ended September 30, 2010

NOTE 5 – STOCKHOLDERS’ DEFICIT (CONT’D)

On August 23, 2010, the company cancelled 3,333 shares of common stock as part of issuance of 10,200,000 preferred stock, refer above preferred stock.

NOTE 6 - OTHER MATERIAL CONTRACTS

In June 2009, the Company acquired a one year insurance policy with total premium of $20,760. As of September 30, 2010, total payments of $20,760 were made and $20,760 of the total premium has been amortized, resulting in a balance of $-0- as of September 30, 2010.

In September 2009, the company entered into a marketing contract for total expense of $25,200 for a nine month period. The company amortized $12,600 as of December 31, 2009, and $12,600 for the period ended September 30, 2010.

NOTE 7- GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has accumulated an operating deficit since its inception of $7,754,411 as of September 30,2010. Additionally, current economic conditions in the United States and globally create significant problems attaining sufficient funding. Accordingly, management has encountered significant difficulties in obtaining financing. These items raise substantial doubt about the Company’s ability to continue as a going concern. In view of these matters, realization of the assets of the Company is dependent upon the Company’s ability to meet its financial requirements through equity financing, borrowing, and the success of future operations. These consolidated financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 8 – CORRECTION OF PRIOR YEAR ACCOUNTING ERROR

The Company’s consolidated financial statements as of December 31, 2009, contained the following errors: (1) overstatement of debt in the amount of $2,389,200; overstatement of a related investment in the amount of $2,389,200, and overstatement of accrued interest payable in the amount of $149,112. As of December 31, 2009, the investment and debt (along with minimal foreign currency translation adjustments) were eliminated, and accumulated deficit was increased by $149,112 to correct the aggregate effect of the errors. The error is a result of the Company recording a transaction, known as Global Diamond Resources, which did not materialize wherein the Company was borrowing funds under a convertible loan agreement to purchase, through a subsidiary, stock of a privately held company. The lenders were unable to complete the transaction and neither funds nor equities changed hands. The Board of Directors issued a resolution to void the transaction. The Company also made the following adjustments:

				Additional	Deficit	Total
		Preferred	Common	Paid in	Accumulated	Stockholders
		Stock	Stock Amount	Capital	During Pre Exploraiton	Equity (Deficit)
Balance December 31, 2009(Prior k)		$10,200	$93,132	$10,706,521	$(3,557,556)	$(7252297)
Reverse Stock Split			(92,822)	92,822
Reversal of interest Payable					149,112	149,112
Beneficial Converson feature
Preferred Stock		(10,034,407)				(10,034,407)
Re-class		10,189,800		(10,189,800)
Amortization of Beneficial Conversion
feature on Preferred Stock		1,011,688				1,011,688
Amortization of Beneficial Conversion
on Convertible Debt				363,883		363,883
Change in Value of Derivative Liability					1,747,423	1,747,423
Change in Interest Expense	$				(1,660,261)	(1,660,261)
Balance December 31, 2009(restated)		1,177,281	310	973,426	3,321,292	(1,170,265)

Removed Preferred Stock from Equity		(1,177,281)				(1,177,281)

						$(2,347556)

Trilliant Exploration Corporation

Notes to Condensed Consolidated Financial Statements (unaudited)

Three Months and Nine months Ended September 30, 2010

NOTE 9 - SUBSEQUENT EVENTS

Charms Investments entered into that certain debt assignment agreement dated January 22, 2011 regarding a $100,000 note issued July 1, 2009, with William Lieberman, the President/Chief Executive Officer and a member of the Board of Directors of the Company. Therefore, the Board of Directors acknowledged the Debt and the Loan Agreement and ratified and approved the issuance of 333,333 shares of restricted common stock to William Lieberman in satisfaction of the Debt. In accordance with the issuance of the common shares to William Lieberman, there was a change in control.

On January 26, 2011, the Board of Directors of Trilliant Exploration Corporation, a Nevada corporation (the “Corporation”) pursuant to unanimous written consent resolutions authorized and approved a reverse stock split of one for every three hundred (1:300) of our total issued and outstanding shares of common stock (the “Reverse Stock Split”). The Reverse Stock Split was effectuated on April 8, 2011 following the filing of the appropriate documentation with FINRA.

The Company has evaluated events from the date of this report, through the date whereupon the financial statements were issued and has determined that there are no additional items to disclose.

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

Effective December 31, 2009, the Company disposed of its Muluncay Subsidiary and recognized a Net Loss from Discontinued Operations of $1,964,636, consisting of a $1,773,141 loss on disposal and $191,495 loss from operations for the period of March 30, 2009 through December 31, 2009. The Company was released from all obligations and released all claims on assets primarily because it has incurred significant operating losses since acquisition and the Company could not attract operating capital to meet contractual obligations since the acquisition of MuluncayGoldCorp. The assets lost consisted primarily of accounts receivable, inventories, property and equipment, and other assets. Minera Del Pacifico also assumed certain accounts payable and accrued liabilities. As of December 31, 2009 the company disposed of its Ayapama subsidiary.

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

NOTE 11 – FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 825-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 825-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 establishes three levels of inputs that may be used to measure fair value:

 Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is disclosed is determined based on the lowest level input that is significant to the fair value measurement. The debt derivative, comprised of our bifurcated convertible debt features on our convertible notes, is measured at fair value using quoted market prices and estimated volatility factors based on historical prices for the Company’s common stock and are classified within Level 3 of the valuation hierarchy.  The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities:

		Fair Value Measurements at September 30, 2010 using:
	September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Debt derivative liabilities	$332,028	-	-	$332,028
Preferred stock derivative liabilities	$11,339,470			$11,339,470

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of September 30, 2010:

Derivative Liability
Balance, December 31, 2009	$8,808,222
Preferred stock issued	645,192
Mark-to-market at September 30, 2010:
- Embedded debt derivatives	41,911
- Reset provisions relating to preferred stock	2,176,173
Balance, September 30, 2010	$11,671,498

Net loss for the period included in earnings relating to the liabilities held at September 30, 2010	$2,218,084

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

CURRENT BUSINESS OPERATIONS

We are engaged in the evaluation, acquisition, exploration and advancement of mining projects. Although we were considered to have exited the pre-exploration stage with the Muluncay acquisition, the disposal of Muluncay necessitates that we re-enter the pre-exploration stage effective December 31, 2009. As of the date of this Quarterly Report, we are devoting substantially all of our efforts to the execution of our business operations. To date, funding to acquire and explore gold properties and for operational purposes was acquired through private financings.

Fairfield Gold S.A. de C.V. Letter of Intent

Effective June 3, 2010, our Board of Directors authorized the execution of a letter of intent (the “Letter of Intent”) with Fairfield Gold S.A. de C.V. (“Fairfield Gold”), regarding the acquisition of the assets of Fairfield Gold for payment of consideration in the amount of $160,000. The Letter of Intent provides that execution of a definitive agreement is subject to completion of satisfactory due diligence by both parties. As of August 3, 2010, we have received an audit report from Baker Tilly Mexico, S.C., regarding Fairfield, including balance sheets as of June 30, 2010 and December 31, 2009 and related statements of operations, stockholders’ equity and cash flows for the period from January 1, 201 to June 30, 2010 and for the period from July 9, 2009 (incorporation) to December 31, 2009. In the event due diligence is satisfactorily completed by us and Fairfield Gold, we intend to execute a definitive share purchase agreement or other similar documentation pertaining to consummation of the transaction. After additional due diligence the firm decided not to pursue the investment during the fourth quarter of 2010.

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

RESULTS OF OPERATION

Nine Month Period Ended September 30, 2010 Compared to Nine Month Period Ended September 30, 2009.

Our net loss for the nine month period ended September 30, 2010 was ($4,433,119) compared to a net loss of ($232,394) during the nine month period ended September 30, 2009, a change of $4,200,725. During the nine month periods ended September 30, 2010 and 2009, we did not generate any revenue from continuing operations.

During the nine month period ended September 30, 2010, we incurred operating expenses of $165,757 compared to $554,589 incurred during the nine month period ended September 30, 2009, a decrease of $388,832. These expenses incurred during the nine month period ended September 30, 2010 consisted of: (i) professional fees of $135,116 (2009: $339,395); (ii) salaries and wages of $3,000 (2009: $114,060); (iii) advertising and promotion of $12,600 (2009: $52,225); (iv) insurance of $9,833 (2009: $6,482); and (v) other general and administrative expenses of $5,208 (2009: $42,427). The decrease in operating expenses incurred during the nine month period ended September 30, 2010 from the nine month period ended September 30, 2009 was primarily attributable to the following items: (i) a decrease in professional fees of $204,279; and (ii) a decrease in salaries and wages of $111,060. Operating expenses decreased due to the decreased scope and scale of our business operations. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Nine Month Period Ended September 30, 2010 Compared to Nine Month Period Ended September 30, 2009 (Cont’d).

Other income (expense) incurred during the nine month period ended September 30, 2010 of ($4,267,362) (2009: $698,208). Other income (expense) during the nine month period ended September 30, 2010 consisted of: (i) interest expense of ($2,049,278) compared to ($1,117,703) during the nine month period ended September 30, 2009; (ii) interest income of $-0- compared to $23,300 during the nine month period ended September 30, 2009, and (iii) change in the fair value of derivative liability of ($2,218,084) (2009: gain of $1,792,611). We previously recorded a loss from continuing operations of ($1,484,838) for the three month period ended March 31, 2010 relating primarily to a loss on investment of $1,242,600. The loss on investment was removed from the statement of cash flows based upon the determination by our management that the transaction dated July 1, 2009 with our subsidiary, Trilliant Diamonds Limited, a private limited England and Wales company, is deemed null and void. A loss from discontinued operations of ($376,013) was incurred during the nine month period ended September 30, 2009. We determined to discontinue operations with our Muluncay subsidiary, a mining operation in Ecuador effective December 31, 2009.

Therefore, this resulted in a net loss applicable to common shares during the nine month period ended September 30, 2010 of $4,433,119 compared to a net loss applicable to common shares during the nine month period ended September 30, 2009 of $232,394.

Three Month Period Ended September 30, 2010 Compared to Three Month Period Ended September 30, 2009.

Our net loss for the three month period ended September 30, 2010 was ($1,924,354) compared to a net gain of $780,637 during the three month period ended September 30, 2009, a decrease of $2,704,991. During the three month periods ended September 30, 2010 and 2009, we did not generate any revenue from continuing operations.

During the three month period ended September 30, 2010, we incurred operating expenses of $45,991 compared to $208,426 incurred during the three month period ended September 30, 2009, a decrease of $162,434. These expenses incurred during the three month period ended September 30, 2010 consisted of: (i) professional fees of $45,800 (2009: $94,502); (ii) insurance of $-0- (2009: $6,482); and (iii) other general and administrative expenses of $191 (2009: $17,157). The decrease in operating expenses incurred during the three month period ended September 30, 2010 from the three month period ended September 30, 2009 was primarily attributable to the following items: (i) a decrease in professional fees of $48,702; and (ii) a decrease in salaries and wages of $38,060; and a decrease in advertising and promotion of $52,225. Operating expenses decreased due to the decreased scope and scale of our business operations.

Other income (expense) was incurred during the three month period ended September 30, 2010 of ($1,878,363) (2009: ($1,129,902)). A loss from continuing operations of ($1,924,354) was incurred during the three month period ended September 30, 2010 compared to a gain from continuing operations of $921,476 incurred during the three month period ended September 30, 2009. The change in the derivative liability for the three months ended September 30, 2010 was $(1,218,285) (2009: $1,788,303). A loss from discontinued operations of ($140,839) was incurred during the three month period ended September 30, 2009. We determined to discontinue operations with our Muluncay subsidiary, a mining operation in Ecuador, effective December 31, 2009.

Therefore, this resulted in a net loss applicable to common shares during the three month period ended September 30, 2010 of ($313,140) compared to a net gain applicable to common shares during the three months ended September 30, 2009 of $827,180.

LIQUIDITY AND CAPITAL RESOURCES

Nine Month Period Ended September 30, 2010

As at September 30, 2010, our current assets were $11,606 and our current liabilities were $2,687,623, which resulted in a working capital deficit of ($2,676,017). As of September 30, 2010 liabilities were comprised of: (i) $230,142 in accounts payable; (ii) $665,000 in convertible notes payable, current; (iii) $189,777,671,498 accrued interest and short term payable; (iv) and $1602,704 in convertible bonds payable, current

As of September 30, 2010, our total assets were $70,198comprised of $11,606 in current assets. $58,592 in other assets – bond issue costs, net – related party, and $3,058 in capitalized costs, net. The decrease in total assets during the nine month period ended September 30, 2010 from fiscal year ended December 31, 2009 was primarily due to and bond issue costs of $33,993, decrease in prepaid expenses of $22,433 and decrease in deposits of $5,646.

Stockholders’ deficit decreased from ($12,547,556) for fiscal year ended December 31, 2009 to ($16,981,675) for the nine month period ended September 30, 2010.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended September 30, 2010, net cash flows provided by operating activities was $11,606 consisting primarily of a net loss of ($4,433,119) as adjusted by $1,743,316 in amortization of debt discount and $2,218,084 in change of derivative liability.

Cash Flows from Investing Activities

We did not engage in any investing activities during the nine month period ended September 30, 2010.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the nine month period ended September 30, 2010, net cash flows provided from financing activities was nil compared to $966,948 for the nine month period ended September 30, 2009.

PLAN OF OPERATION AND FUNDING

A substantial portion of fiscal year ended December 31, 2009 was dedicated to the Muluncay mining project and financing. As at September 30, 2010, our cash and cash equivalents were $11,606. The accumulated deficit increased to ($4,433,119) at September 30, 2010 due to general & administrative costs, salaries and wages, note and bond interest, and professional fees. The orchestration and execution of our business acquisitions resulted in increased professional fees and the need for funding. As such, during fiscal year ended December 31, 2009, we entered into various note and bond payable agreements to finance our acquisitions and Muluncay operations, which increased our interest expense. In addition, we entered into management and consulting agreements with our officers and directors, which contributed to the increased salaries and wages.

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

MATERIAL COMMITMENTS

As of the date of this Quarterly Report, we have the following material commitments as described as described in Footnote 4 of our financial statements (all of which are in default).

Contractual Obligations	Total	Less than one year	1 – 3 Years	3 – 5 Years	More than 5 Years
Convertible Bonds (1A-D)	$1,602,704	$1,602,704	$-	$-	$-
Convertible Notes Payable (2A-D)	665,000	665,000
Total	$2,267,704	$2,267,704	$-	$-	$-

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

ITEM3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

ITEM4. CONTROLS AND PROCEDURES

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

Based on that evaluation, our principal executive officer and principal financial officer has concluded that as of September 30, 2010, our disclosure controls and procedures were not effective. A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. To address the material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits

Exhibit Number	Description
Exhibit 31.1	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
Exhibit 32.1	Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith

TRILLIANT EXPLORATION CORPORATION

SIGNATURES Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRILLIANT EXPLORATION CORPORATION

Dated: May 21, 2012	By:	/s/ WILLIAM LIEBERMAN
William Lieberman, President/Chief
Executive Officer

Dated: May 21, 2012	By:	/s/ WILLIAM LIEBERMAN
William Lieberman, Chief Financial Officer