Form 10-Q
period 2011-03-31
TRILLIANT EXPLORATION CORP
filed 2012-05-24
CIK 1378948

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31 2011

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

Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of March 31, 2011
Common Stock, $0.001	620,774

TRILLIANT EXPLORATION CORPORATION

Form 10-Q/A

Page
PART I-FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of March 31, 2011 (Unaudited) and December 31, 2010	3
Condensed Consolidated Statements of Operations for the Three months Ended March 31, 2011 and 2010 (Unaudited)	4
Condensed Consolidated Statements of Cash Flows for the Three months Ended March 31, 2011 and 2010 (Unaudited)	5-6
Notes to Condensed Consolidated Financial Statements (Unaudited)	7-15
Forward Looking Statement	18
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	21
Item 4. Controls and Procedures	22
PART II - OTHER INFORMATION
Item 1. Legal Proceedings	23
Item 1A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities	23
Item 3. Defaults upon Senior Securities	23
Item 4. Removed and Reserved	23

Item 5. Other Information	23
Item 6. Exhibits	23
Signatures	23

PART I

ITEM 1. FINANCIAL STATEMENTS

TRILLIANT EXPLORATION CORPORATION

Condensed Consolidated Balance Sheets

	March 31	December 31,
	2011	2010
	(unaudited)
ASSETS
Current Assets
Cash		$ 11,450
Prepaid expenses (Note 6)	-
Total Current Assets	-	11,450

Other Assets
Bond issue costs, net - related party (Note 4C)	32,618	45,605

Deposits	-
Total Other Assets
TOTAL ASSETS	$ 32,618	$ 57,055

LIABILITIES AND STOCKHOLDERS' DEFICIT LIABILITIES
Current Liabilities
Accounts payable	$ 245,735	$ 250,612
Convertible notes payable-related party, current (Note 4A)	565,000	665,000
Accrued interest, convertible notes payable-related party (Note 4A)	88,398	89,098
Bonds payable, convertible and secured-related party net of debt discount (Note 4C)	1,610,407	1,610,407
Accrued interest, convertible bonds payable-related party (Note 4C)	215,262	149,379
Short-term notes payable-related party (Note 4B)	32,495	32,495
Total Current Liabilities	2,757,297	2,796,991

Long-term Liabilities
Derivative liability	12,700,504	12,005,649
Total Long-term Liabilities	12,700,504	12,005,649
Total Liabilities	15,457,801	14,802,640

TEMPORARY EQUITY (Note 5)
Preferred stock, par value $.001, 200,000,000 shares authorized,
12,563,500 and 10,200,000 issued and outstanding	3,757,786	3,231,121

PERMANENT EQUITY
STOCKHOLDERS' DEFICIT (Note 5)
Common stock, par value $.001, 1,000,000,000
shares authorized, 643,771 & 310,439 issued, and 620,771 &
287,438 outstanding respectively	643	310
Additional paid-in capital	1,667,908	972,426
Accumulated deficit during the pre-exploration stage	(3,321,292)	(3,321,292)
Deficit accumulated	(7,330,228)	(5,428,150.00)
Total Stockholder's equity (deficit) (before treasury stock)	(8,982,969)	(7,776,706)
Treasury Stock (23,000 shares @ $443 per share) (Note 5)	(10,200,000)	(10,200,000)

Total Stockholders' (Deficit)	(19,182,969)	(17,976,706)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 32,618	$ 57,055

See accompanying notes to unaudited condensed consolidated financial statements.

TRILLIANT EXPLORATION CORPORATION Condensed Consolidated Statements of Operations (unaudited)
	Three months ended
	March 31,
	2011	2010

Revenues	$ -	$ -

Operating Expenses
General and administrative expenses	6,573	64,565
Total Operating Expenses	6,573	64,565
Net Loss from Operations	(6,573)	(64,565)

Other Income (Expense)
Interest income	-	-
Loss on Settlement of Debt	(583,333.00)
(Loss)/ gain in change in fair value
of derivative liability	(694,855)	(1,401,688)
Amortization of beneficial conversion feature	(526,665)	(604,777)
Interest expense	(90,652)	(107,737)
Total Other Income (Expense)	(1,895,505)	(2,114,202)

Net Loss Applicaple to Common Shares	(1,902,078)	(2,178,767)
Provision for income taxes	-	-
NET LOSS FROM DISCONTINUED
OPERATIONS	-	(140,839)

Net Gain (Loss) Applicable to Common Shares	$ (1,902,078)	$ (2,319,606)

BASIC AND DILUTED LOSS PER SHARE
Net loss per share, continuing operations	$ (3.53)	$ (7.02)
Weighted Average Number of Common Shares
Outstanding ( Basic and Diluted)	539,292	310,438

See accompanying notes to unaudited condensed consolidated financial statements. 4

TRILLIANT EXPLORATION CORPORATION

Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months ended
	March 31,
	2011	2010
		(restated -
		Note 8)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	($1,902,078)	($2,178,767)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	-
Amortization of bond issue costs - related party	12,987	12,987
Amortization of debt discount	526,665	604,777
Change in Fair value of derivative liability	694,855	1,401,688
Loss on Settlement of Debt	583,333

Changes in operating assets and liabilities:
Prepaid expenses		17,790
Deposits		2,220
Accounts payable	(4,877)	44,555
Accrued interest, convertible bonds payable - related party	(11,782)	13,300
Accrued interest, convertible notes payable - related party	65,883	81,450
	-

Net Cash (Used In) Operating Activities	(11,450)	-
CASH FLOWS FROM INVESTING ACTIVITIES
	-
	-
	-
Net Cash Used In Investing Activities	-

See accompanying notes to unaudited condensed consolidated financial statements.

TRILLIANT EXPLORATION CORPORATION Condensed Consolidated Statements of Cash Flows (unaudited) (continued)

	Three months ended
	March 31,
	2011	2010

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible bonds payable - related party	(100,000)
Net proceeds from sale of common stock	112,482
Net Cash Provided By Financing Activities	(12,482)
NET INCREASE (DECREASE) IN CASH	(11,450)
CASH AT BEGINNING OF PERIOD	11,450
CASH AT END OF PERIOD	-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -
SCHEDULE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES
Issuance of 10,200,000 shares of preferred stock in exchange
for 19,667 shares of treasury stock	$ -
Net assets acquired in acquisition of MuluncayGoldCorp	$ -
Issuance of common stock for stock subscriptions
receivable	$ -
1,667 shares of common stock issued for deposit
on a business acquisition	$ -
Issuance of Preferred Stock In sttelemt of Debt and alcoved interest

See accompanying notes to unaudited condensed consolidated financial statements.

Trilliant Exploration Corporation

Notes to Condensed Consolidated Financial Statements (unaudited)

Three Months Ended March 31, 2011

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

Three Months Ended March 31, 2011

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

Net Income or (Loss) Per Share of Common Stock

Basic and diluted loss per common share is based upon the weighted average number of common shares outstanding during the period computed under the provisions of Accounting Standards Codification subtopic 260-10, Earnings per Share (“ASC 260-10”). All primary dilutive common shares have been excluded since the inclusion would be anti-dilutive. Such shares consist of the following:

	3/31/2011	3/31/2010
Common shares outstanding (Basic)	620,771	287,438
Conversion of convertible debt	62,015	30,505
Conversion of convertible notes	675,154	219,688
Conversion of convertible preferred shares	10,204,272	2,830,503
Conversion of warrants	31,477,	15,010
Common shares outstanding (Diluted)	11,593,689,	3,383,144

Trilliant Exploration Corporation

Notes to Condensed Consolidated Financial Statements (unaudited)

Three Months Ended March 31, 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Goodwill and Other Intangibles

As of March 31, 2011, the Company held no Goodwill. The Company possesses no other intangible assets.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting standards, if adopted, will have a material effect on our financial statements

Income Taxes

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

The fair value of the preferred stock and convertible debt at September 31, 2010 was determined using the Black Scholes Option Pricing Model with the following assumptions:

Dividend yield: 0%

Volatility 254.30%

Risk free rate: 0.70%

The change in fair value of the convertible preferred stock and convertible debt derivative liability resulted in a current year non-operating loss to operations of $694,855.

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

Trilliant Exploration Corporation

Notes to Condensed Consolidated Financial Statements (unaudited)

Three Months Ended March 31, 2011

NOTE 3 - PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income regardless of when reported for tax purposes. Deferred taxes provided for under ASC Topic No. 740 give effect to the temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, and allowances based on the income taxes expected to be payable in future years. Deferred tax assets arising as a result of net operating loss carry-forwards and other temporary differences have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carry-forwards of $10,651,520, generated since inception through March 31 31, 2011, will begin to expire in 2031. Accordingly, deferred tax assets of approximately $3,151,400 were completely offset by the valuation allowance, which increased by $665,727and $762,568 during the three months endingMarch 31, 2011 and 2010, respectively, based on the U.S. Statutory rate of 35%.

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

Three Months Ended March 31, 2011

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

The Company incurred bond issuance expenses which are being amortized over the period of bond. The amortization of issuance expenses were $12,986 and $12,986 for the nine month ended March 31, 2011 and 2010, respectively.

Interest expenses for the three months ended March 31, 2011 and 2010 on this Convertible Bond were $65,883 and $81,450, respectively.

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

Common Stock

The Company’s common stock is thinly traded with a limited market (amounts are adjusted by the reverse stock split):

	Common shares issued	Common shares outstanding
March 31, 2011	643,771	620,771
December 31, 2010	310,438	287,438

Trilliant Exploration Corporation

Notes to Condensed Consolidated Financial Statements (unaudited)

Three Months March 31, 2011

NOTE 5 – STOCKHOLDERS’ DEFICIT (CONT’D)

Trilliant Exploration Corporation

Notes to Condensed Consolidated Financial Statements (unaudited)

Three Months Ended March 31, 2011

NOTE 5 – STOCKHOLDERS’ DEFICIT (CONT’D)

On August 23, 2010, the company cancelled 3,333 shares of common stock as part of issuance of 10,200,000 preferred stock, refer above preferred stock.

NOTE 6 - OTHER MATERIAL CONTRACTS

In June 2009, the Company acquired a one year insurance policy with total premium of $20,760. As of March 31, 2011, total payments of $20,760 were made and $20,760 of the total premium has been amortized, resulting in a balance of $-0- as of March 31, 2011.

In September 2009, the company entered into a marketing contract for total expense of $25,200 for a nine month period. The company amortized $12,600 for the three months ended March 31, 2010.

.

NOTE 7- GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has accumulated an operating deficit since its inception of $10,651,520 as of March 31, 2011 . Additionally, current economic conditions in the United States and globally create significant problems attaining sufficient funding. Accordingly, management has encountered significant difficulties in obtaining financing. These items raise substantial doubt about the Company’s ability to continue as a going concern. In view of these matters, realization of the assets of the Company is dependent upon the Company’s ability to meet its financial requirements through equity financing, borrowing, and the success of future operations. These consolidated financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

				Additional	Deficit	Total
		Preferred	Common	Paid in	Accumulated	Stockholders
		Stock	Stock Amount	Capital	During Pre Exploraiton	Equity (Deficit)
Balance December 31, 2009(Prior k)		$10,200	$93,132	$10,706,521	$(3,557,556)	$(7252297)
Reverse Stock Split			(92,822)	92,822
Reversal of interest Payable					149,112	149,112
Beneficial Converson feature
Preferred Stock		-(10,034,40)7				(10,034,407)
Re-class		10,189,800		(10,189,800)
Amortization of Beneficial Conversion
feature on Preferred Stock		1,011,688				1,011,688
Amortization of Beneficial Conversion
on Convertible Debt				363,883		363,883
Change in Value of Derivative Liability					1,747,423	1,747,423
Change in Interest Expense	$				(1,660,261)	(1,660,261)
Balance December 31, 2009(restated)		1,177,281	310	973,426	3,321,292	(1,170,265)

Removed Preferred Stock from Equity		(1,177,281)				(1,177,281)

						$(2,347556)

Trilliant Exploration Corporation

Notes to Condensed Consolidated Financial Statements (unaudited)

Three Months and March 31, 2011

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

Cash and Cash Equivalents

Cash and cash equivalents consists principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase. The Company had $0 and $11,450 in cash and cash equivalents as of March 31, 2011 and December 31, 2010, respectively.

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

Property, Plant, and Equipment

Property and equipment are stated at cost. Depreciation and amortization are determined using the straight-line method over estimated useful lives of the assets. All property, plant, and equipment were disposed of and any gains and losses on the disposal are included in discontinued operations as disclosed in Note 10. As of March 31, 2011, the Company held no property, plant or equipment.

Net Income or (Loss) Per Share of Common Stock

Basic and diluted loss per common share is based upon the weighted average number of common shares outstanding during the period computed under the provisions of Accounting Standards Codification subtopic 260-10, Earnings per Share (“ASC 260-10”). All primary dilutive common shares have been excluded since the inclusion would be anti-dilutive. Such shares consist of the following:

	3/31/2011	3/31/2010
Common shares outstanding (Basic)	620,771	287,438
Conversion of convertible debt	62,015	30,505
Conversion of convertible notes	675,154	219,688
Conversion of convertible preferred shares	10,204,272	2,830,503
Conversion of warrants	31,477	15,010
Common shares outstanding (Diluted)	11,593,689	3,383,144

Goodwill and Other Intangibles

As of March 31, 2011, the Company held no Goodwill. The Company possesses no other intangible assets.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting standards, if adopted, will have a material effect on our financial statements

Income Taxes

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

The fair value of the preferred stock and convertible debt at March 31, 2011 was determined using the Black Scholes Option Pricing Model with the following assumptions:

Dividend yield: 0%

Volatility 254.30%

Risk free rate: 0.70%

The change in fair value of the convertible preferred stock and convertible debt derivative liability resulted in a current period non-operating loss to operations of $694,855.

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

RESULTS OF OPERATION

Three Month Period Ended March 31, 2011 Compared to Three Month Period Ended March 31, 2010.

Our net loss for the three months period ended March 31, 2011 was $1,902,078 compared to a net loss of $2,178,767 during the three month period ended March 31, 2010, a change of $276,689. During the three month periods ended March 31, 2011 and 2010, we did not generate any revenue from continuing operations.

During the three month period ended March 31, 2011, we incurred operating expenses of $6,573 compared to $64,565 incurred during the three month period ended March 31, 2010, a decrease of $57,992. These expenses incurred during the three month period ended March 31, 2011 consisted of: (i) professional fees of $5,000 (2010: $41,700); (ii) insurance of $-0- (2010: $5,190); and (iii) other general and administrative expenses of $1,573 (2010: $17,675). The decrease in operating expenses incurred during the three month period ended March 31, 2011 from the three month period ended March 31, 2010 was primarily attributable to the following items: (i) a decrease in professional fees of $36,700; and (ii) and a decrease in other general and administrative expenses of $16,102. Operating expenses decreased due to the decreased scope and scale of our business operations.

Other income (expense) was incurred during the three month period ended March 31, 2011 of ($1,895,505) (2010: ($2,114,202). Other income (expense) during the nine month period ended March 31, 2011 consisted of: (i) interest expense (including amortization of beneficial conversion feature) of ($617,317) compared to ($712,514) during the three month period ended March 31, 2010; and (ii) change in derivative liability of ($694,855) ((2010: ($1,401,688)). We determined to discontinue operations with our Muluncay subsidiary, a mining operation in Ecuador, effective December 31, 2009.

Therefore, this resulted in a net loss applicable to common shares during the three month period ended March 31, 2011 of $1,902,078 compared to a net loss applicable to common shares during the three month period ended March 31, 2010 of $2,178,767.

LIQUIDITY AND CAPITAL RESOURCES

Three Month Period Ended March 31, 2011

As at March 31, 2011, our current assets were $-0- and other assets of $32,618 representing bond issue costs – related party – for total assets of $32,618. Our current liabilities were $2,757,297, which resulted in a working capital deficit of $2,724,679. As of March 31, 2011, liabilities were primarily comprised of: (i) $245,735 in accounts payable; (ii) $565,000 in convertible notes payable, current; (iii) $1,610,407 of convertible bonds payable, and (iv) $336,155 of accrued interest and short term payable. The decrease in total assets during the three month period ended March 31, 2011 from fiscal year ended December 31, 2010 was primarily due to the payment of Company expenses. The increase in liabilities during the three month period ended March 31, 2011 from fiscal year ended December 31, 2010 was primarily due to the Company issuing common stock to retire a convertible note payable along with applicable accrued interest, and the change in the value of the derivative liability.

Stockholders’ deficit increased from $17,976,706 for fiscal year ended December 31, 2010 to $19,182,969 for the three month period ended March 31, 2011.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended March 31, 2011, net cash flows used in operating activities was $11,450 consisting primarily of a net loss of $1,902,078 as adjusted by $526,665 in amortization of debt discounts, $694,855 change in derivative liability, and $583,333 in a loss on settlement of debt.

Cash Flows from Investing Activities

We did not engage in any investing activities during the three month period ended March 31, 2011.

Cash Flows from Financing Activities

We did not engage in any financing activities during the three month period ended March 31, 2011. For the three month period ended March 31, 2011, net cash flows provided from financing activities was $nil compared to $0 for the three month period ended March 31, 2010.

PLAN OF OPERATION AND FUNDING

A substantial portion of quarter ended December 31, 2010 was dedicated to the Muluncay mining project and financing. As at March 31, 2011, our cash and cash equivalents were $0. For the three month period ended March 31, 2011, we incurred a net loss of $1,902,078. Net cash provided by financing activities for the three month period ended March 31, 2011 was $Nil. The accumulated deficit is due to losses incurred on the disposal of Muluncay and general & administrative costs, change in the derivative liability, salaries and wages, note and bond interest, and professional fees. The orchestration and execution of our business acquisitions resulted in increased professional fees and the need for funding.

We will need additional further advances and issuance of debt instruments to fund our operations over the next three months. In connection with our future business plan, management anticipates additional increases in operating expenses and capital expenditures relating to acquisition of further interests in gold mining concessions. We would finance these expenses with further issuances of securities and debt issuances. We expect we would need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities would result in dilution to our current shareholders. Further, such securities may have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all.

MATERIAL COMMITMENTS

As of the date of this Quarterly Report, we have the following material commitments as described as described in Footnote 4 of our financial statements (all of which are in default).

Contractual Obligations	Total	Less than one year	1 – 3 Years	3 – 5 Years	More than 5 Years
Convertible Bonds	$1,610,407	$1,610,407	$-	$-	$-
Convertible Notes Payable	565,000	565,000
Total	$2,175,407	$2,175,407	$-	$-	$-

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

TRILLIANT EXPLORATION CORPORATION

Dated: May 24, 2012	By:	/s/ WILLIAM LIEBERMAN
William Lieberman, President/Chief
Executive Officer

Dated: May 24, 2012	By:	/s/ WILLIAM LIEBERMAN
William Lieberman, Chief Financial Officer