Form 10-Q
period 2011-06-30
TRILLIANT EXPLORATION CORP
filed 2012-05-25
CIK 1378948

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of June 30, 2011
Common Stock, $0.001	620,774

TRILLIANT EXPLORATION CORPORATION

Form 10-Q/A

Page
PART I-FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of June 30, 2011 (Unaudited) and December 31, 2010	3
Condensed Consolidated Statements of Operations for the Three and Six months Ended June 30, 2011 and 2010 (Unaudited) (Unaudited)	4
Condensed Consolidated Statements of Cash Flows for the Six months Ended June 30, 2011 and 2010 (Unaudited)	5-6
Notes to Condensed Consolidated Financial Statements (Unaudited)	7-15
Forward Looking Statement	18
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	21
Item 4. Controls and Procedures	22
PART II - OTHER INFORMATION
Item 1. Legal Proceedings	23
Item 1A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities	23
Item 3. Defaults upon Senior Securities	23
Item 4. Removed and Reserved	23

Item 5. Other Information	23
Item 6. Exhibits	23
Signatures	23

PART I

ITEM 1. FINANCIAL STATEMENTS

TRILLIANT EXPLORATION CORPORATION

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current Assets
Cash	$	$ 11,450
Total Current Assets	-	11,450

Other Assets
Bond issue costs, net - related party (Note 4C)	19,631	45,605

TOTAL ASSETS	$ 19,631	$ 57,055

LIABILITIES AND STOCKHOLDERS' DEFICIT LIABILITIES
Current Liabilities
Accounts payable	$ 247,085	$ 250,612
Convertible notes payable-related party, current (Note 4A)	565,000	665,000
Accrued interest, convertible notes payable-related party (Note 4A)	99,389	89,098
Bonds payable, convertible and secured-related party net of debt discount (Note 4C)	1,610,407	1,610,407
Accrued interest, convertible bonds payable-related party (Note 4C)	281,877	149,379
Short-term notes payable-related party (Note 4B)	32,495	32,495
Total Current Liabilities	2,836,253	2,796,991

Long-term Liabilities
Derivative liability	13,136,558	12,005,649
Total Long-term Liabilities	13,136,558	12,005,649
Total Liabilities	15,972,811	14,802,640

TEMPORARY EQUITY (Note 5)
Preferred stock, par value $.001, 200,000,000 shares authorized,
12,563,500 and 10,200,000 issued and outstanding	4,290,303	3,231,121

PERMANENT EQUITY
STOCKHOLDERS' DEFICIT (Note 5)
Common stock, par value $.001, 1,000,000,000
shares authorized, 643,771 & 310,439 issued, and 620,771 &
287,438 outstanding respectively	643	310
Additional paid-in capital	1,667,908	972,426
Accumulated deficit during the pre-exploration stage	(3,321,292)	(3,321,292)
Deficit accumulated	(8,390,742)	(5,428,150)
Total Stockholder's equity (deficit) (before treasury stock)	(10,043,483)	(7,776,706)
Treasury Stock (23,000 shares @ $443 per share) (Note 5)	(10,200,000)	(10,200,000)

Total Stockholders' (Deficit)	(20,243,483)	(17,976,706)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 19,631	$ 57,055

See accompanying notes to unaudited condensed consolidated financial statements.

TRILLIANT EXPLORATION CORPORATION Condensed Consolidated Statements of Operations (unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues	$ -	$ -	$ -	$ -

Operating Expenses
General and administrative expenses	1,350	55,201	7,923	119,776
Total Operating Expenses	1,350	55,301	7,923	119,766
Net Loss from Operations	1,350	55,301	7,923	119,766

Other Income (Expense)
Loss on Settlement of Debt			(538,333)
(Loss)/ gain in change in fair value
of derivative liability	(436,054)	401,889	(1,130,909)	(999,799)
Amortization of beneficial conversion feature	(532,517)	(580,972)	(1,059,182)	(1,185,749)
Interest expense	(90,593)	(95,714)	(181,245)	(203,451)
Total Other Income (Expense)	(1,059,164)	(274,797)	(2,954,669)	(2,388,999)
LOSS FROM
OPERATIONS	(1,060,164)	(329,998)	(2,962,592)	(2,508,765)
Provision for income taxes	-	-	-	-

	-		-

Net Gain (Loss) Applicable to Common Shares	$ (1,060,164)	$ (329,998)	$ (2,962,592)	$ (2,508,765)

BASIC AND DILUTED LOSS PER SHARE
Net loss per share	$ (1.71)	$ (1.06)	$ (5.11)	$ (8.09)

Weighted Average Number of Common
Shares Outstanding (Basic and Diluted)	620,774	310,005	580,258	310,005

See accompanying notes to unaudited condensed consolidated financial statements. 4

TRILLIANT EXPLORATION CORPORATION

Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months ended
	June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	($2,962,592)	($2,508,765)
Adjustments to reconcile net loss to net cash used in operations:
Amortization of bond issue costs - related party	25,974	21,006
Amortization of debt discount	1,059,182	1,185,749
Change in Fair value of derivative liability	1,130,909	999,799
Loss on Settlement of Debt	583,333
Changes in operating assets and liabilities:
Prepaid expenses		22,433
Deposits		5,646
Accounts payable	(3,527)	91,687
Accrued interest, convertible bonds payable - related party	22,773	26,236
Accrued interest, convertible notes payable - related party	132,498	156,209
Net Cash (Used In) Operating Activities	(11,450)	-
CASH FLOWS FROM INVESTING ACTIVITIES
	-
	-
	-
Net Cash Used In Investing Activities	-

See accompanying notes to unaudited condensed consolidated financial statements.

TRILLIANT EXPLORATION CORPORATION Condensed Consolidated Statements of Cash Flows (unaudited) (continued)

	Six months ended
	June 30,
	2011	2010

CASH FLOWS FROM FINANCING ACTIVITIES
Net Cash Provided By Financing Activities	-
NET INCREASE (DECREASE) IN CASH	(11,450)
CASH AT BEGINNING OF PERIOD	11,450
CASH AT END OF PERIOD	-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -
SCHEDULE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES
Common Stock Issued for Settlement of debt and accrued interest	$112,482

See accompanying notes to unaudited condensed consolidated financial statements.

Trilliant Exploration Corporation

Notes to Condensed Consolidated Financial Statements (unaudited)

Three Months and Six months Ended June 30, 2011

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

Cash and Cash Equivalents

Cash and cash equivalents consists principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase. The Company had $0and $11,450 in cash and cash equivalents as of June 30, 2011 and December 31, 2010, respectively.

Trilliant Exploration Corporation

Notes to Condensed Consolidated Financial Statements (unaudited)

Three Months and Six months Ended June 30, 2011

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

Property, Plant, and Equipment

Property and equipment are stated at cost. Depreciation and amortization are determined using the straight-line method over estimated useful lives of the assets. All property, plant, and equipment were disposed of and any gains and losses on the disposal are included in discontinued operations as disclosed in Note 10. As of June 30, 2011, the Company held no property, plant or equipment.

Net Income or (Loss) Per Share of Common Stock

Basic and diluted loss per common share is based upon the weighted average number of common shares outstanding during the period computed under the provisions of Accounting Standards Codification subtopic 260-10, Earnings per Share (“ASC 260-10”). All primary dilutive common shares have been excluded since the inclusion would be anti-dilutive. Such shares consist of the following:

	6/30/2011	6/30/2010
Common shares outstanding (Basic)	620,771	287,438
Conversion of convertible debt	62,015	29,048
Conversion of convertible notes	15,113,636	230,672
Conversion of convertible preferred shares	228,427,273	2,830,503
Conversion of warrants	31,477	15,010
Common shares outstanding (Diluted)	244,255,172	3,392,671

Trilliant Exploration Corporation

Notes to Condensed Consolidated Financial Statements (unaudited)

Three Months and Six months Ended June 30, 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Goodwill and Other Intangibles

As of June 30, 2011, the Company held no Goodwill. The Company possesses no other intangible assets.

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

The fair value of the preferred stock and convertible debt at June 30, 2011 was determined using the Black Scholes Option Pricing Model with the following assumptions:

Dividend yield: 0%

Volatility 503.51%

Risk free rate: 0.41%

The change in fair value of the convertible preferred stock and convertible debt derivative liability resulted in a current period non-operating loss to operations of $1,130,909.

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

Trilliant Exploration Corporation

Notes to Condensed Consolidated Financial Statements (unaudited)

Three Months and Six months Ended June 30, 2011

NOTE 3 - PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income regardless of when reported for tax purposes. Deferred taxes provided for under ASC Topic No. 740 give effect to the temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, and allowances based on the income taxes expected to be payable in future years. Deferred tax assets arising as a result of net operating loss carry-forwards and other temporary differences have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carry-forwards of $10,651,520, generated since inception through March 31 31, 2011, will begin to expire in 2031. Accordingly, deferred tax assets of approximately $3,151,400 were completely offset by the valuation allowance, which increased by $665,727and $762,568 during the three months ending March 31, 2011 and 2010, respectively, based on the U.S. Statutory rate of 35%.

NOTE 4- RELATED PARTY TRANSACTIONS

A – Convertible Notes Payable

The Company has entered into multiple convertible notes payable agreements with an investment firm that is also a minority stockholder of the Company. Each note carries a separately dated promissory note that bears interest of 8% and is payable on or before August 31, 2010, with each funding due one year from original date of receipt. Principal and interest are convertible at the option of the note-holder into shares of the Company’s common stock at the rate of 80% of the average of the five daily volume weighted average price preceding the conversion date. Several Notes are in default and status of default is indicated in the following table. The Notes carry no penalty or change in interest rate for default. Due to the contingent nature of the conversion price, no beneficial conversion feature was noted. The convertible promissory notes with the investment firm totaled $565,000 and $665,000 at June 30, 2011 and December 31, 2010, respectively and are summarized as follows:

Convertible Notes						Interest expense for the Six months
	Issue date	Maturity	Principal	Interest Rate	Date of Default	June 30, 2010		June 30 2010
(A)	12/31/2008	1/5/2010	$90,000	8.00%	1/5/2010	$3,551		$3551
(A)	1/16/2009	1/5/2010	100,000	8.00%	1/5/2010	3,945		3,945
(A)	1/23/2009	1/5/2010	50,000	8.00%	1/5/2010	1,973		1,973
(A)	2/2/2009	1/5/2010	25,000	8.00%	1/5/2010	986		986
(A)	3/9/2009	1/5/2010	10,000	8.00%	1/5/2010		395	395
(B)	4/8/2009	4/8/2010	50,000	8.00%	4/8/2010	1,973		1,973
(C)	4/27/2009	4/27/2010	75,000	8.00%	-	-
(D)	4/27/2009	4/27/2010	(75,000)	8.00%	-	-		-
	6/23/2009	6/23/2010	25,000	8.00%	6/23/2010	986		986
	7/1/2009	7/1/2010	-*	8.00%	7/2/2010	482		3,945
	7/6/2009	7/6/2010	20,000	8.00%	7/7/2010	789		789
	8/26/2009	8/31/2010	195,000	8.00%	9/1/2010	7,693		7693
		Totals	$565,000			$22,773		$26,236

(A), Amounts borrowed were part of a master note agreement totaling $195,000,(B) The company borrowed, 50,000 on April 8, 2010.

(C) and (D), The Company borrowed $75,000 on April 27, 2009, and subsequently repaid this note on May 29, 2009

* This note was repaid in January 2011.

NOTE 4- RELATED PARTY TRANSACTIONS (CONT’D)

In 2009, the Company borrowed $665,000 as a Convertible Note that matured at various dates in the year 2010 as mentioned in above table. The note bears interest at a rate of 8% and is convertible into the Company’s common stock at any time at the holder’s option, at the conversion rate of 80% of the average rate of five preceding the closing date prior to notice of conversion.

The Company identified embedded derivatives related to the Convertible Note entered into on date of Note.  These embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Note and to adjust the fair value as of each subsequent balance sheet date.  At the inception of the Convertible Note, the Company determined a fair value of $521,238 of the embedded derivative.  The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	155.49-181.03%
Risk free rate:	0.82%

The initial fair value of the embedded debt derivative of $310,012 was allocated as a debt discount with the remainder ($211,226) charged to that period of operations as interest expense.

For the six months ended June 30, 2011 and 2010, the Company amortized $0 and $96,723 to current period operations as amortization of beneficial conversion feature.

On January 22, 2011, the $100,000 Convertible Note was assigned to Williams at the $0.001 of conversion price. The Company recorded $582,973 as loss on change in term of note. On the same date the Company issued 333,333 no of Common stock against settlement of this Note of $100,000 and accrued interest of $12,482.

The fair value of the described embedded derivative of $550,359 and $325,462 at June 30, 2011 and December 31, 2010, respectively was determined using the Black Scholes Model with the following assumptions:

2011 2010

Dividend yield:	-0-%	-0-%
Volatility	503.51%	188.56%
Risk free rate:	0.41%	0.62%

For the six months ended June 30, 2011 and 2010, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $247,727 and $36,584, respectively.

Trilliant Exploration Corporation

Notes to Condensed Consolidated Financial Statements (unaudited)

Three Months and six months Ended June 30, 2011

NOTE 4- RELATED PARTY TRANSACTIONS (CONT’D)

B – Short-Term Notes Payable

The Company has borrowed funds from stockholders for working capital purposes from time to time. The loans are non-interest bearing, payable on demand and, consequently, reported as current liabilities. The Company has received $39,514 in advances since inception and made repayments of $7,019 in cash, resulting in a payable balance of $32,495 as of June 30, 2011 and December 31, 2010.

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

Three Months and Six months Ended June 30, 2011 October 2008 Bond:

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

The beneficial conversion feature is being amortized over the term of the debenture.  During the six months ended June 30, 2011 and 2010, the Company recorded amortization of the beneficial conversion feature related to this bond of $0 and $56,882, respectively.

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

The beneficial conversion feature is being amortized over the term of the debenture.  During the six months ended June 30, 2011 and 2010, the Company recorded amortization of the beneficial conversion feature related to this bond of $0 and $17,454, respectively.

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

The beneficial conversion feature is being amortized over the term of the debenture.  During the six months ended June 30, 2011 and 2010, the Company recorded amortization of the beneficial conversion feature related to this bond of $0 and $5,801, respectively.

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

The beneficial conversion feature is being amortized over the term of the debenture.  During the six months ended June 30, 2011 and 2010, the Company recorded amortization of the beneficial conversion feature related to this bond of $0 and $13,695, respectively

On August 23, 2010, the Company issued 2,363,500 shares of Preferred stock with Trafalgar as part of a transaction that paid off $193,599 in interest and $451,593 in principal on the Company’s convertible bonds for total consideration of $645,192.

The Company incurred bond issuance expenses which are being amortized over the period of bond. The amortization of issuance expenses were $25,974 and $25,974 for the six months ended June 30, 2011 and 2010, respectively.

Interest expenses for the six month ended June 30, 2011 and 2010 on this Convertible Bond were $132,498 and $151,241, respectively

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

Preferred Stock and Treasury Stock

The Company is authorized to issue 200,000,000 shares of convertible Preferred stock of the Company. As of June 30, 2011 and December 31, 2010, the Company had 12,563,500 preferred shares issued and outstanding. .

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

The fair value of the embedded conversion features were measured using the Black-Scholes option pricing model as of the date of issuance and as of June 30, 2011 and December 31, 2010:

			Date of
	2011	2010	Issuance

Imbedded Beneficial Conversion Feature:
Risk-free rate	0.41%	0.62%	0.85%
Annual rate of dividends	0	0	0
Volatility	503.51%	188.56%	214.23%
Weighted Average life (years)	3.00	3.50	5.0

Fair Value	$10,199,870	$9,414,818	$10,034,407

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

The net value of the reset provision at the date of issuance was recorded as a derivative liability in the amount of $10,034,407 and debited to beneficial conversion feature which was deducted from the face value of the preferred stock, since the preferred stock is a classified as temporary equity. The company is amortizing beneficial conversion feature over the period of 5 years as a charge to operation. During the three months ended June 30, 2011 and 2010, $995,193 and $995,193 was charged to operation, respectively.

As of the date of the financial statements, the Company believes an event under the contract that would create an obligation to settle in cash or other current assets is remote and has classified the obligation as a long term liability.

For the six months ended June 30, 2011 and 2010, the Company adjusted the recorded fair value of the reset derivative liability to market resulting in non-cash, non-operating loss of $785,051 and $963,215, respectively.

For 2,363,500 Preferred Stock

On August 23, 2010, the Company issued 2,363,500 shares of preferred stock with Trafalgar as part of a transaction that paid off $193,599 in principal and $451,593 in interest on the Company’s convertible bonds for total consideration of $645,192.

The fair value of the embedded conversion features were measured using the Black-Scholes option pricing model as of the date of issuance and as of June 30, 2011 and December 31, 2010:

			Date of
	2011	2010	Issuance

Imbedded Beneficial Conversion Feature:
Risk-free rate	0.41%	0.62%	0.68%
Annual rate of dividends	0	0	0
Volatility	503.51%	188.56%	180.22%
Weighted Average life (years)	4.15	4.65	5.0

Fair Value	$2,363,499	$2,265,368	$2,261,584

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

The net value of the reset provision at the date of issuance was recorded as a derivative liability in the amount of $645,192 (maximum limit to value of preferred stock) and debited to beneficial conversion feature which was deducted from the face value of the preferred stock, since the preferred stock is a classified as temporary equity. The company is amortizing beneficial conversion feature over the period of 5 years as a charge to operation. During the six months ended June 30, 2011 and 2010, $63,988 and $0 was charged to operation, respectively.

As of the date of the financial statements, the Company believes an event under the contract that would create an obligation to settle in cash or other current assets is remote and has classified the obligation as a long term liability.

For the six months ended June 30, 2011 and 2010, the Company adjusted the recorded fair value of the reset derivative liability to market resulting in non-cash, non-operating loss of $98,131 and $0, respectively.

Common Stock

The Company’s common stock is thinly traded with a limited market (amounts are adjusted by the reverse stock split):

	Common shares issued	Common shares outstanding
June 30, 2011	643,771	620,774
December 31, 2010	310,439	287,438

Trilliant Exploration Corporation

Notes to Condensed Consolidated Financial Statements (unaudited)

Three Months and Six months Ended June 30, 2011

NOTE 5 – STOCKHOLDERS’ DEFICIT (CONT’D)

Trilliant Exploration Corporation

Notes to Condensed Consolidated Financial Statements (unaudited)

Three Months and Six months Ended June 30, 2011

NOTE 5 – STOCKHOLDERS’ DEFICIT (CONT’D)

On August 23, 2010, the company cancelled 3,333 shares of common stock as part of issuance of 10,200,000 preferred stock, refer above preferred stock.

Charms Investments entered into that certain debt assignment agreement dated January 22, 2011 regarding a $100,000 note issued July 1, 2009, with William Lieberman, the President/Chief Executive Officer and a member of the Board of Directors of the Company. The Board of Directors acknowledged the Debt and the Loan Agreement and ratified and approved the issuance of 333,333 shares of restricted common stock to William Lieberman in satisfaction of the Debt (note 4). In accordance with the issuance of the common shares to William Lieberman, there was a change in control.

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

.

NOTE 7- GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has accumulated an operating deficit since its inception of of $11,712,034 as of June 30, 2011. Additionally, current economic conditions in the United States and globally create significant problems attaining sufficient funding. Accordingly, management has encountered significant difficulties in obtaining financing. These items raise substantial doubt about the Company’s ability to continue as a going concern. In view of these matters, realization of the assets of the Company is dependent upon the Company’s ability to meet its financial requirements through equity financing, borrowing, and the success of future operations. These consolidated financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

			Additional	Deficit	Total
	Preferred	Common	Paid in	Accumulated	Stockholders
	Stock	Stock Amount	Capital	During Pre Exploration	Equity (Deficit)
Balance December 31, 2009 (Prior k)	$10,200	$93,132	$10,706,521	$(3,557,556)	$(7,252,297)
Reverse Stock Split	-	(92,822)	92,822	-	-
Reversal of interest Payable	-	-	-	149,112	149,112
Beneficial Conversion feature
on Preferred Stock	(10,034,407)				(10,034,407)
Re-class	10,189,800		(10,189,800)
Amortization of Beneficial Conversion
feature on Preferred Stock	1,011,688	-	-	-	1,011,688
Amortization of Beneficial Conversion
on Convertible Debt	-	-	363,883	-	363,883
Change in Value of Derivative Liability	-	-	-	1,747,423	1,747,423
Change in Interest Expense				(1,660,261)	(1,660,261)
Balance December 31, 2009(restated)	$1,177,281	$ 310	$ 973,426	$ 3,321,292	$(1,170,265)

Removed Preferred Stock from Equity	(1,177,281)				(1,177,281)

					$(2,347,556)

Trilliant Exploration Corporation

Notes to Condensed Consolidated Financial Statements (unaudited)

Three Months and Six months Ended June 30, 2011

NOTE 9 - SUBSEQUENT EVENTS

The Company has evaluated events from June 30, 2011, through the date whereupon the consolidated financial statements were issued and has determined that there are no additional items to disclose.

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

		Fair Value Measurements at June 30, 2011 using:
	June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Debt derivative liabilities	$573,189	-	-	$573,189
Preferred stock derivative liabilities	$12,563,369			$12,563,369

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of June 30, 2011:

Derivative Liability
Balance, December 31, 2010	$12,005,649
Mark-to-market at June 30, 2011:
- Embedded debt derivatives	247,727
- Reset provisions relating to preferred stock	883,182
Balance, June 30, 2011	$13,136,558

Net loss for the period included in earnings relating to the liabilities held at June 30, 2011	$1,130,909

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Pre-Exploration Stage Company

The Company is considered to be in the pre-exploration stage as defined in ASC 915 “Accounting and Reporting by Development Stage Enterprises” as interpreted by the Securities and Exchange Commission for mining companies in Industry Guide 7. The Company is devoting substantially all of its efforts to the execution of its business plan. The Company is currently not in the exploration stage and was in “exploration stage” till January 2010.

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

Cash and Cash Equivalents

Cash and cash equivalents consists principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase. The Company had $0 and $11,450 in cash and cash equivalents as of June 30, 2011 and December 31, 2010, respectively.

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

Net Income or (Loss) Per Share of Common Stock

Basic and diluted loss per common share is based upon the weighted average number of common shares outstanding during the period computed under the provisions of Accounting Standards Codification subtopic 260-10, Earnings per Share (“ASC 260-10”). All primary dilutive common shares have been excluded since the inclusion would be anti-dilutive. Such shares consist of the following:

	6/30/2011	6/30/2010
Common shares outstanding (Basic)	620,771	287,438
Conversion of convertible debt	62,015	29,048
Conversion of convertible notes	15,113,636	230,672
Conversion of convertible preferred shares	228,427,273	2,830,503
Conversion of warrants	31,477	15,010
Common shares outstanding (Diluted)	244,255,172	3,392,671

Goodwill and Other Intangibles

As of June 30, 2011, the Company held no Goodwill. The Company possesses no other intangible assets.

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

The fair value of the preferred stock and convertible debt at June 30, 2011 was determined using the Black Scholes Option Pricing Model with the following assumptions:

Dividend yield: 0%

Volatility 503.51%

Risk free rate: 0.41%

The change in fair value of the convertible preferred stock and convertible debt derivative liability resulted in a current period non-operating loss to operations of $1,130,909.

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

RESULTS OF OPERATION

Six Month Period Ended June 30, 2011 Compared to Six Month Period Ended June 30, 2010.

Our net loss for the six month period ended June 30, 2011 was ($2,962,592) compared to a net loss of ($2,508,765) during the six month period ended June 30, 2010. During the six month periods ended June 30, 2011 and 2010, we did not generate any revenue from continuing operations.

During the Six month period ended June 30, 2011, we incurred operating expenses of $7,923 compared to $119,766 incurred during the six month period ended June 30, 2010, a decrease of $111,843. These expenses incurred during the six month period ended June 30, 2011 consisted of: (i) professional fees of $5,000 (2010: $89,316); (ii) salaries and wages of $-0- (2010: $3,000); (iii) advertising and promotion of $-0- (2010: $12,600); (iv) insurance of $-0- (2010: $9,833); and (v) other general and administrative expenses of $2,923 (2010: $5,017). Operating expenses decreased due to the decreased scope and scale of our business operations. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Six Month Period Ended June 30, 2011 Compared to Six Month Period Ended June 30, 2010 (Cont’d).

Other income (expense) was incurred during the six month period ended June 30, 2011 of ($2,954,669) (2010: ($2,388,999). Other income (expense) during the six month period ended June 30, 2011 consisted of: (i) interest expense (including amortization of beneficial conversion feature) of $1,240,427 compared to $1,389,200 during the six month period ended June 30, 2010, and (ii) loss on change in fair value of derivative liability of $1,130,909 (2010: ($999,799)).

Therefore, this resulted in a net loss applicable to common shares during the six month period ended June 30, 2011 of ($2,962,592) compared to a net loss applicable to common shares during the six month period ended June 30, 2010 of ($2,508,765).

Three Month Period Ended June 30, 2011 Compared to Three Month Period Ended June 30, 2010.

Our net loss for the three month period ended June 30, 2011 was $1,060,514 compared to a net loss of $329,998 during the three month period ended June 30, 2010. During the three month periods ended June 30, 2011 and 2010, we did not generate any revenue from continuing operations.

During the three month period ended June 30, 2011, we incurred operating expenses of $1,350 compared to $55,201 incurred during the three month period ended June 30, 2010, a decrease of $53,851. These expenses incurred during the three month period ended June 30, 2011 consisted of: (i) professional fees of $-0- (2010: $47,616); and (ii) other general and administrative expenses of $1,350 (2010: $7,585). The decrease in operating expenses incurred during the three month period ended June 30, 2011 compared to the three month period ended June 30, 2010 was primarily attributable to the following items: (i) a decrease in professional fees of $47,616. Operating expenses decreased due to the decreased scope and scale of our business operations.

Other income (expense) was incurred during the three month period ended June 30, 2011 of ($1,059,164) (2010: ($274,797)). Other income (expense) during the three month period ended June 30, 2011 consisted of: (i) interest expense (including amortization of beneficial conversion feature) of $623,110 compared to $676,686 during the three month period ended June 30, 2010, and (ii) loss in change in fair value of derivative liability of $436,054 (2010: gain of $401,889).

We determined to discontinue operations with our Muluncay subsidiary, a mining operation in Ecuador effective December 31, 2009.

Therefore, this resulted in a net loss applicable to common shares during the three month period ended June 30, 2011 of ($1,060,514) compared to a net loss applicable to common shares during the three month period ended June 30, 2010 of ($329,998).

LIQUIDITY AND CAPITAL RESOURCES

Six Month Period Ended June 30, 2011

As at June 30, 2011, our current assets were $0 and our current liabilities were $2,836,253, which resulted in a working capital deficit of $2,836,253. Our assets were comprised of $0 in cash and $19,631 in bond issuance costs, related party, for total assets of $19,631. As of June 30, 2011, our liabilities were primarily comprised of: (i) $247,085 in accounts payable; (ii) $565,000 in convertible notes payable, current; (iii) $1,610,407 in convertible bonds payable, and (iv) $13,136,558 in derivative liability. The change in liabilities during the six month period ended June 30, 2011 from fiscal year ended December 31, 2010 was primarily due to the retirement of the $100,000 convertible note along with accrued interest, and the change in derivative liability balance.

As of June 30, 2011, our total assets were $-0-, and for December 31, 2010, total assets comprised of $11,450 in cash. The decrease in total assets during the six month period ended June 30, 2011 from fiscal year ended December 31, 2010 was primarily due to was primarily due to the payment of Company expenses.

Stockholders’ deficit increased from $17,976,706 for fiscal year ended December 31, 2010 to $20,243,483 for the six month period ended June 30, 2011.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended June 30, 2011, net cash flows used in operating activities was $11,450 consisting primarily of a net loss of $2,962,592 as adjusted by $1,059,182 amortized debt discounts and change in derivative liability of $1,130,909.

Cash Flows from Investing Activities

We did not engage in any investing activities during the six month period ended June 30, 2011.

Cash Flows from Financing Activities

We did not engage in any financing activities during the six month period ended June 30, 2011.

PLAN OF OPERATION AND FUNDING

A substantial portion of fiscal year ended December 31, 2009 was dedicated to the Muluncay mining project and financing. As at June 30, 2011, our cash and cash equivalents were $-0-. For the six month period ended June 30, 2011, we incurred a net loss of $2,962,592. Net cash provided by financing activities for the six month period ended June 30, 2011 was $12,482. The accumulated deficit increased due to losses incurred on the disposal of Muluncay and increases in general & administrative costs, derivative liability, salaries and wages, note and bond interest, and professional fees. The orchestration and execution of our business acquisitions resulted in increased professional fees and the need for funding. As such, during fiscal year ended December 31, 2009, we entered into various note and bond payable agreements to finance our acquisitions and Muluncay operations, which increased our interest expense. In addition, we entered into management and consulting agreements with our officers and directors, which contributed to the increased salaries and wages.

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

Based on that evaluation, our principal executive officer and principal financial officer has concluded that as of June 30, 2011, our disclosure controls and procedures were not effective. A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. To address the material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

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