Form 10-Q/A
period 2011-03-31
TRILLIANT EXPLORATION CORP
filed 2012-06-05
CIK 1378948

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q/A (Amendment No. 1 )

Mark One
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2011

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

Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of large accelerated filer,” accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of March 31, 2011
Common Stock, $0.001	620,771

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report  on Form 10-Q for the fiscal quarter  ended March 31, 2011, which was originally filed on May 24, 2012 (the “Original Filing”), of Trilliant Exploration Corporation  (the “Company”).  The Company filed  the Quarterly Report prior to the  Company’s registered public accounting firm completing  its pre-issuance review of the Company’s  unaudited interim financial statements included in the above referenced Quarterly Report as required by SEC Rule 10-1 (d) of Regulation S- X.

The Company hereby amends and restates the Original Filing for the purposes of  including unaudited interim financial statements that have been reviewed by its registered public accounting  firm

In addition, attached as Exhibits 31.1 and 32.1 hereto are updated certifications of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002.

This Amendment does not reflect events after the filing of the Original Filing or modify or update any disclosures that may have been affected by subsequent events.

TRILLIANT EXPLORATION CORPORATION
Form 10-Q/A

Page
PART I-FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of March 31, 2011 (Unaudited) and December 31, 2010 (Unaudited)
Condensed Consolidated Statements of Operations for the Three months Ended March 31, 2011 and 2010 (Unaudited)
Condensed Consolidated Statements of Cash Flows for the Three months Ended March 31, 2011 and 2010 (Unaudited)
Notes to Condensed Consolidated Financial Statements (Unaudited)
Forward Looking Statement
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities
Item 3. Defaults upon Senior Securities
Item 4. Removed and Reserved

Item 5. Other Information
Item 6. Exhibits
Signatures

PART I

ITEM 1. FINANCIAL STATEMENTS

TRILLIANT EXPLORATION CORPORATION
Condensed Consolidated Balance Sheets

	March 31	December 31,
	2011	2010
	(unaudited)	(unaudited)
ASSETS
Current Assets
Cash	$ -	$ 11,450

Total Current Assets	-	11,450

Other Assets
Bond issue costs, net - related party (Note 4C)	32,618	45,605

TOTAL ASSETS	$ 32,618	$ 57,055

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$ 245,735	$ 250,612
Convertible notes payable-related party, current (Note 4A)	565,000	665,000
Accrued interest, convertible notes payable-related party (Note 4A)	88,398	89,098
Bonds payable, convertible and secured-related party net of debt discount (Note 4C)	1,610,407	1,610,407
Accrued interest, convertible bonds payable-related party (Note 4C)	215,262	149,379
Short-term notes payable-related party (Note 4B)	32,495	32,495
Total Current Liabilities	2,757,297	2,796,991

Long-term Liabilities
Derivative liability	12,700,504	12,005,649
Total Long-term Liabilities	12,700,504	12,005,649
Total Liabilities	15,457,801	14,802,640

TEMPORARY EQUITY (Note 5)
Preferred stock, par value $.001, 200,000,000 shares authorized,
12,563,500 and 12,563,500 issued and outstanding, liquidation preference of $12,563,500at March 31, 2011 and December 31, 2010.	10,846,192	10,846,192

PERMANENT EQUITY
STOCKHOLDERS' DEFICIT (Note 5)
Common stock, par value $.001, 1,000,000,000 shares authorized, 643,771 and 310,439 issued and outstanding as of March 31, 2011 and December 31, 2010, respectively.	643	310
Additional paid-in capital	1,667,908	972,426
Accumulated deficit during the pre-exploration stage	(12,344,011)	(12,344,011)
Deficit accumulated	(5,395,915)	(4,020,502)
Total Stockholder's equity (deficit) (before treasury stock)	(16,071,375)	(15,391,777)
Treasury Stock (23,000 shares @ $443 per share) (Note 5)	(10,200,000)	(10,200,000)

Total Stockholders' (Deficit)	(26,271,375)	(25,591,777)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 32,618	$ 57,055

See accompanying notes to unaudited condensed consolidated financial statements.

3

TRILLIANT EXPLORATION CORPORATION Condensed Consolidated Statements of Operations (unaudited)
	Three months ended
	March 31,
	2011	2010

Revenues	$ -	$ -

Operating Expenses
General and administrative expenses	6,573	64,565
Total Operating Expenses	6,573	64,565
Net Loss from Operations	(6,573)	(64,565)

Loss on Settlement of Debt	(583,333)
(Loss)/ gain in change in fair value
of derivative liability	(694,855)	(1,401,688)
Amortization of beneficial conversion feature	-	(109,930)
Interest expense	(90,652)	(107,737)
Total Other Income (Expense)	(1,368,840)	(1,619,355)

Net Loss Before Income Taxes	(1,375,413)	(1,683,920)
Income taxes (benefit)	-	-
Net Loss	$ (1,375,413)	$ (1,683,920)

BASIC AND DILUTED LOSS PER SHARE
Net loss per share, continuing operations	$ (2.55)	$ (5.42)
Weighted Average Number of Common Shares
Outstanding ( Basic and Diluted)	539,292	310,438

See accompanying notes to unaudited condensed consolidated financial statements. 4

TRILLIANT EXPLORATION CORPORATION
Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months ended
	March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	($1,375,413)	($1,683,920)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	-
Amortization of bond issue costs - related party	12,987	12,987
Amortization of debt discount		109,930
Change in Fair value of derivative liability	694,855	1,401,688
Loss on Settlement of Debt	583,333
Changes in operating assets and liabilities:
Prepaid expenses		17,790
Deposits		2,220
Accounts payable	(4,877)	44,555
Accrued interest, convertible bonds payable - related party	11,782	13,300
Accrued interest, convertible notes payable - related party	65,883	81,450
	-

Net Cash (Used In) Operating Activities	(11,450)	-
CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash Used In Investing Activities	-

See accompanying notes to unaudited condensed consolidated financial statements.

5

TRILLIANT EXPLORATION CORPORATION Condensed Consolidated Statements of Cash Flows (unaudited) (continued)

	Three months ended
	March 31,
	2011	2010

CASH FLOWS FROM FINANCING ACTIVITIES

Net Cash Provided By Financing Activities	-	-
NET INCREASE (DECREASE) IN CASH	(11,450)
CASH AT BEGINNING OF PERIOD	11,450
CASH AT END OF PERIOD	-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -
SCHEDULE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES
Issuance of common stock in settlement of debt and accrued interest	$ 112,482	$-

See accompanying notes to unaudited condensed consolidated financial statements.

6

Trilliant Exploration Corporation
Notes to Condensed Consolidated Financial Statements (unaudited)
Three Months Ended March 31, 2011

NOTE 1 –SUMMARY OF ACCOUNTING POLICIES

Organization and Basis of Presentation

Trilliant Exploration Corporation, (the “Company”) was incorporated as Project Development Pacific, Inc. on December 29, 2003, under the laws of the State of Nevada. On November 26, 2007, the Company changed its name to Trilliant Exploration Corporation, with a purpose to acquire and develop mineral properties.

Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of our management, the accompanying unaudited condensed financial statements include all adjustments, consisting of normal recurring accruals, necessary to present fairly our financial position, results of operations and cash flows. Interim results are not necessarily indicative of the results that may be expected for the entire year. These condensed consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported a net loss from operations of $ 1,375,413  for the three month period ended March 31, 2011, accumulated deficit of $17,739,926 and total current liabilities in excess of current assets of $ 2,757,297 as of March  31, 2011.

The Company is currently seeking to acquire mining projects and as of  the date of this Quarterly Report, we are devoting substantially all of our efforts to the execution of our business operations and re-establish the Company as an exploratory stage enterprise. The Company will be dependent on funds raised to satisfy its ongoing capital requirements for at least the next 12 months. The Company will require additional financing in order to execute its operating plan and continue as a going concern. The Company cannot predict whether this additional financing will be in the form of equity or debt, or be in another form. The Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In any of these events, the Company may be unable to implement its current plans for expansion or respond to competitive pressures, any of these circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Derivative financial instruments

Accounting Standards Codification subtopic 815-40, Derivatives and Hedging, Contracts in Entity’s own Equity (“ASC 815-40”) became effective for the Company on October 1, 2009. The Company’s convertible debt and Preferred Stock  has reset provisions to the exercise price if the Company issues equity or a right to receive equity, at a price less than the exercise prices.

Reclassification

Certain reclassifications have been made to conform the prior period data to the current presentation. These reclassifications had no effect on reported net loss.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting standards, if adopted, will have   a material effect on our financial statements

NOTE 2 – STOCKHOLDERS’ DEFICIT

Reverse Stock Split

On January 26, 2011, the Company’s Board of Directors , pursuant to unanimous written consent resolutions , authorized and approved a reverse stock split of one for every three hundred (1:300) of our total issued and outstanding shares of common stock was effectuated on April 8, 2011.  All references in the accompanying consolidated financial statements and notes thereto have been retroactively restated to reflect the above change in the ordinary share structure.

Preferred Stock

The Company is authorized to issue 200,000,000 shares of Preferred stock, par value of $ 0.001 per share.

On June 30, 2009, the Company filed a Certificate of Designation with the Secretary of State of Nevada, whereby 10,200,000 shares of the 200,000,000 authorized shares of Preferred stock were designated as Series I Preferred Stock, $0.001 par value and having the powers, designations, preferences, limitations, restrictions and relative rights as set forth in the Certificate of Designation of Series I Preferred Stock.

Holders of the Series I Preferred shares  do not receive interest or dividends separately from common stock shareholders. Preferred Stock holder shall participate in dividends when and if declared in the same proportion as common stock shareholders. Preferred stock is convertible into common shares at the lowest volume weighted average price of the common shares in the five days preceding conversion.

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, holders of the Series I Preferred Shares will be entitled to receive for each share of Preferred Shares, out of the assets of the Company or proceeds available for distribution to our shareholders, subject to any rights of our creditors, before any distribution of assets or proceeds is made to or set aside for the holders of our common stock and any other class or series of our stock ranking junior to the Series I Preferred Shares, payment of an amount equal to the sum of (i) the $1.00 liquidation preference amount per Series I Preferred Shares and (ii) the amount of any accrued and unpaid dividends on the  Series I Preferred Shares (including dividends accrued on any unpaid dividends). To the extent the assets or proceeds available for distribution to shareholders are not sufficient to fully pay the liquidation payments owing to the holders of the Series I  Preferred Shares and the holders of any other class or series of our stock ranking equally with the  Series I Preferred Shares, the holders of the  Series I Preferred Shares and such other stock will share ratably in the distribution.

For purposes of the liquidation rights of the Series I Preferred Shares, neither a merger or consolidation of the Company with another entity, including a merger or consolidation in which the holders of Series I Preferred Shares receive cash, securities or other property for their shares, nor a sale, lease or exchange of all or substantially all of the Company’s assets will constitute a liquidation, dissolution or winding up of the affairs of the Company.

Issuance of 10,200,000 of Series I Preferred Shares

On December 31, 2009, the Company issued to Trafalgar Capital Specialized Investment Fund FIS (“Trafalgar”) (a significant stockholder of the Company), 10,200,000 shares of the Series I  Preferred Stock (par value $.001), in exchange for 23,000 shares of the Company’s own common stock previously held by Trafalgar. The 19,667 common stock were acquired in the year 2009 and 3,333 common stock in the year 2010 at $443 per share and the preferred stock was issued at $1.00 per share. The transaction was recorded using the Cost Method, resulting in treasury stock of $10,200,000 and an increase to Preferred Stock value of $10,200,000.

The fair value of the embedded conversion features were measured using the Black-Scholes option pricing model as of the date of issuance and as of March 31, 2011 and December 31, 2010:
			Date of
	2011	2010	Issuance

Imbedded Beneficial Conversion Feature:
Risk-free rate	0.70%	0.62%	0.85%
Annual rate of dividends	0	0	0
Volatility	254.30%	129.95%	214.23%
Weighted Average life (years)	3.25	3.5	5.0

Fair Value	$9,979,654	$9,418,818	$10,034,407

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

The net value of the reset provision at the date of issuance was recorded as a derivative liability in the amount of $10,034,407 and debited to beneficial conversion feature which was deducted from the face value of the preferred stock, since the preferred stock is a classified as temporary equity. This was immediately amortized in 2009.

As of the date of the financial statements, the Company believes an event under the contract that would create an obligation to settle in cash or other current assets is remote and has classified the obligation as a long term liability.

For the three months ended March 31, 2011 and 2010, the Company adjusted the recorded fair value of the reset derivative liability to market resulting in non-cash, non-operating loss of $564,835 and $1,323,674, respectively.

Issuance of  2,363,500  of Series I Preferred Shares

On August 23, 2010, the Company issued an additional 2,363,500 shares of its Series I Preferred stock to  a third party in connection  a payment by the third party  of  $193,599 in accrued interest and $451,593 in principal payable (an aggregate payment of $645,192)  to agent of  a  holder of certain of  the Company’s convertible bonds. The Company and the  holder of the convertible bonds are currently in dispute as to the  application of  the $645,192 payment made to its agent.

While the Company’s Certificate of Designation limited the issuance of the Series I Preferred shares to 10,200,000, the Company intends to amend the Certificate to correct this ministerial omission and   increase the number of designated Series I  Preferred  shares to 12,563,000 , and accordingly has accounted for the issuance  consistent with the issuance of the previous 10,200,000 Series I Preferred shares

The fair value of the embedded conversion features were measured using the Black-Scholes option pricing model as of the date of issuance and as of March 31, 2011 and December 31, 2010:
			Date of
	2011	2010	Issuance

Imbedded Beneficial Conversion Feature:
Risk-free rate	0.70%	0.62%	0.68%
Annual rate of dividends	0	0	0
Volatility	254.30%	188.56%	180.22%
Weighted Average life (years)	4.40	4.65	5.0

Fair Value	$2,345,695	$2,265,368	$2,261,584
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

For the three months ended March 31, 2011 and 2010, the Company adjusted the recorded fair value of the reset derivative liability to market resulting in non-cash, non-operating loss of $80,327 and $0, respectively.

Common Stock

The Company is authorized to issue 1,000,000,000 shares of common stock, par value $.001 per share

On August 23, 2010, the company cancelled 3,333 shares of common stock as part of issuance of 10,200,000 Preferred stock, as described  above.

On January 22, 2011, a previously issued  $100,000 Convertible Note was assigned to a Company  shareholder  at the $0.001 of conversion price. The Company recorded $582,973 as loss on change in term of note. On the same date the Company issued 333,333  of Common stock in exchange  for  settlement of the Note of $100,000 in principal  and accrued interest of $12,482.

On August 23, 2010, the company cancelled 3,333 shares of common stock as part of issuance of 10,200,000 preferred stock, refer above preferred stock.

On January 22, 2011, the $100,000 Convertible Note was assigned to a shareholder  at the $0.001 of conversion price. The Company recorded $582,973 as loss on change in term of note. On the same date the Company issued 333,333  of Common stock in exchange  for  settlement of this Note of $100,000 and accrued interest of $12,482.

NOTE 3 - SUBSEQUENT EVENTS

The Company has evaluated events from March 31, 2011, through the date whereupon the consolidated financial statements were issued and has determined that there are no additional items to disclose.

FORWARD LOOKING STATEMENTS

Except for statements of historical fact, certain information contained herein constitutes forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are usually identified by our use of certain terminology, including will,” believes,” may,” expects,” should,” seeks,” anticipates,” or intends,” or by discussions of strategy or intentions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results or achievements to be materially different from any future results or achievements expressed or implied by such forward-looking statements. Such factors include, among others, our history of operating losses and uncertainty of future profitability; our lack of working capital and uncertainty regarding our ability to continue as a going concern; uncertainty of access to additional capital; risks inherent in mineral exploration; environmental liability claims and insurance; dependence on consultants and third parties as well as those factors discussed in the sections entitled Risk Factors ,” Business ,” and Management’s Discussion and Analysis of Financial Condition and Results of Operations .” If one or more of these risks or uncertainties materializes, or if underlying assumptions prove incorrect, our actual results may vary materially from those expected, estimated, or projected. Forward-looking statements in this document are not a prediction of future events or circumstances, and those future events or circumstances may not occur. Given these uncertainties, users of the information included herein, including investors and prospective investors are cautioned not to place undue reliance on such forward-looking statements. We do not assume responsibility for the accuracy and completeness of these statements.

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

All references in this Quarterly Report on Form 10-Q to the terms we,” our,” us,” TTXP,” and the Company” refer to Trilliant Exploration Corporation.

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

We are engaged in the evaluation, acquisition, exploration and advancement of mining projects. Although we were considered to have exited the pre-exploration stage with the Muluncay acquisition, the disposal of Muluncay necessitates that we re-enter the pre-exploration stage effective December 31, 2009. As of the date of this Quarterly Report, we are devoting substantially all of our efforts to the execution of our business operations. To date, funding to acquire and explore suitable gold properties and for operational purposes was acquired through private financings. The Company may need additional cash advances from stockholders or loans from other parties to pay for operating expenses until the Company consummates an acquisition . Although it is currently anticipated that the Company can satisfy its cash requirements with additional cash advances or loans from other parties, if needed, for at least the next twelve months, the Company can provide no assurance that it can continue to satisfy its cash requirements for such period.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting standards, if adopted, will have   a material effect on our financial statements

RESULTS OF OPERATION

Three Month Period Ended March 31, 2011 Compared to Three Month Period Ended March 31, 2010.

Our net loss for the three months period ended March 31, 2011 was $1,375,413 compared to a net loss of $1,683,920 during the three month period ended March 31, 2010, a change of $1,098,724. During the three month periods ended March 31, 2011 and 2010, we did not generate any revenue from continuing operations.

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

Other income (expense) was incurred during the three month period ended March 31, 2011 of ($1,368,840) (2010: ($1,619,355). Other income (expense) during the nine month period ended March 31, 2011 consisted of: (i) interest expense (including amortization of beneficial conversion feature) of ($90,652) compared to ($217,667) during the three month period ended March 31, 2010; and (ii) change in derivative liability of ($694,855) ((2010: ($1,401,688)). We determined to discontinue operations with our Muluncay subsidiary, a mining operation in Ecuador, effective December 31, 2009.

Therefore, this resulted in a net loss applicable to common shares during the three month period ended March 31, 2011 of $1,902,078 compared to a net loss applicable to common shares during the three month period ended March 31, 2010 of $2,178,767.

LIQUIDITY AND CAPITAL RESOURCES

Three Month Period Ended March 31, 2011

As at March 31, 2011, our current assets were $-0- and other assets of $32,618 representing bond issue costs - related party - for total assets of $32,618. Our current liabilities were $2,757,297, which resulted in a working capital deficit of $2,724,679. As of March 31, 2011, liabilities were primarily comprised of: (i) $245,735 in accounts payable; (ii) $565,000 in convertible notes payable, current; (iii) $1,610,407 of convertible bonds payable, and (iv) $336,155 of accrued interest and short term payable. The decrease in total assets during the three month period ended March 31, 2011 from fiscal year ended December 31, 2010 was primarily due to the payment of Company expenses. The increase in liabilities during the three month period ended March 31, 2011 from fiscal year ended December 31, 2010 was primarily due to the Company issuing common stock to retire a convertible note payable along with applicable accrued interest, and the change in the value of the derivative liability.

Stockholders’ deficit increased from $17,976,706 for fiscal year ended December 31, 2010 to $19,182,969 for the three month period ended March 31, 2011.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended March 31, 2011, net cash flows used in operating activities was $11,450 consisting primarily of a net loss of $1,375,413 as adjusted by $694,855 change in derivative liability and $583,333 in a loss on settlement of debt.

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

Plan of Operation and Funding

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has reported a net loss from operations of $ 1,375,413 for the three  month period ended March 31, 2011, accumulated deficit of $ 17,739,926 and total current liabilities in excess of current assets of $ 2,757,297 as of March 31, 2011.

The Company is in the pre-exploratory  stage and does not have any revenues from operations and will be dependent on funds raise to satisfy its ongoing capital requirements for at least the next 12 months. The Company will require additional financing in order to execute its operating plan and continue as a going concern. The Company cannot predict whether this additional financing will be in the form of equity or debt, or be in another form. The Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In any of these events, the Company may be unable to implement its current plans for expansion or respond to competitive pressures, any of these circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations.

Management expects that global economic conditions will continue to present a challenging operating environment through 2012.

While we have been able to manage our working capital needs with the current credit facilities, additional financing is required in order to meet our current and projected cash flow requirements from operations. We cannot predict whether this new financing will be in the form of equity or debt. We may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. Additional investments are being sought, but we cannot guarantee that we will be able to obtain such investments.

Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and the downturn in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

Inflation

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could adversely affect our business, financial condition and results of operations.

Off- Balance Sheet Arrangement s

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Number of Employees

As of  March  31, 2011  the Company had one (1) part-time  employee.

Disclosure of Contractual Obligations

The Company does not have any significant contractual obligations which could negatively impact our results of operations and financial condition.

ITEM  3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MATERIAL RISK

As a smaller reporting company, we are not required to include disclosure under this item.

ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of March 31, 2011, the Company performed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer), of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a - 15(e) or 15d - 15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation and due to the lack of segregation of duties and failure to implement accounting controls, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

The reason for the ineffectiveness of our disclosure controls and procedures was the result of having a limited number of employees and not having proper segregation of duties based on the cost benefit of hiring additional employees solely to address the segregation of duties issue. We compensate for the lack of segregation of duties by employing close involvement of management in day-to-day operations.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

As a small business, without a viable business and revenues, the Company does not have the resources to install a dedicated staff with deep expertise in all facets of SEC disclosure and GAAP compliance. As is the case with many small businesses, the Company will continue to work with its external consultants and attorneys as it relates to new accounting principles and changes to SEC disclosure requirements. The Company has found that this approach worked well in the past and believes it to be the most cost effective solution available for the foreseeable future.

The Company will conduct a review of existing sign-off and review procedures as well as document control protocols for critical accounting spreadsheets. The Company will also increase management's review of key financial documents and records.

As a small business, the Company does not have the resources to fund sufficient staff to ensure a complete segregation of responsibilities within the accounting function. However, Company management does review, and will increase the review of, financial statements on a monthly basis.  These actions, in addition to the improvements identified above, will minimize any risk of a potential material misstatement occurring.

 Changes in Internal Controls

During the fiscal quarter ended March 31, 2011, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims from time to time, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

ITEM 1A. RISK FACTORS

The Company’s results of operations, financial condition and cash flows can be adversely affected by various risks. These risks include, but are not limited to, the principal factors listed below and the other matters set forth in this quarterly report on Form 10-Q. You should carefully consider all of these risks.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINING  SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None

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

TRILLIANT EXPLORATION CORPORATION

Dated: June _____, 2012	By:	/s/ WILLIAM LIEBERMAN
William Lieberman, President/Chief
Executive Officer

Dated: June ___, 2012	By:	/s/ WILLIAM LIEBERMAN
William Lieberman, Chief Financial Officer