Form 10-Q/A
period 2011-06-30
TRILLIANT EXPLORATION CORP
filed 2012-06-05
CIK 1378948

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q/A Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report  on Form 10-Q for the fiscal quarter  ended June 30, 2011, which was originally filed on May 25, 2012 (the “Original Filing”), of Trilliant Exploration Corporation  (the “Company”).   The Company filed  the Quarterly Report prior to the  Company’s registered public accounting firm completing  its pre-issuance review of the Company’s  unaudited interim financial statements included in the above referenced Quarterly Report as required by SEC Rule 10-1 (d) of Regulation S- X.

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

TRILLIANT EXPLORATION CORPORATION
Form 10-Q/A

Page
PART I-FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of June 30, 2011 (Unaudited) and December 31, 2010 (unaudited)
Condensed Consolidated Statements of Operations for the Three and Six months Ended June 30, 2011 and 2010 (Unaudited) (Unaudited)
Condensed Consolidated Statements of Cash Flows for the Six months Ended June 30, 2011 and 2010 (Unaudited)
Notes to Condensed Consolidated Financial Statements (Unaudited)
Forward Looking Statement
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities
Item 3. Defaults upon Senior Securities
Item 4. Removed and Reserved

Item 5. Other Information
Item 6. Exhibits
Signatures

[Missing Graphic Reference]

PART I

ITEM 1. FINANCIAL STATEMENTS

TRILLIANT EXPLORATION CORPORATION
Condensed Consolidated Balance Sheets

	June 30	December 31,
	2011	2010
	(unaudited)	(unaudited)
ASSETS
Current Assets
Cash	$ -	$ 11,450
Total Current Assets	-	11,450

Other Assets
Bond issue costs, net - related party (Note 4C)	19,631	45,605

TOTAL ASSETS	$ 19,631	$ 57,055

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$ 247,085	$ 250,612
Convertible notes payable-related party, current (Note 4A)	565,000	665,000
Accrued interest, convertible notes payable-related party (Note 4A)	99,389	89,098
Bonds payable, convertible and secured-related party net of debt discount (Note 4C)	1,610,407	1,610,407
Accrued interest, convertible bonds payable-related party (Note 4C)	281,877	149,379
Short-term notes payable-related party (Note 4B)	32,495	32,495
Total Current Liabilities	2,836,253	2,796,991

Long-term Liabilities
Derivative liability	13,136,558	12,005,649
Total Long-term Liabilities	13,136,558	12,005,649
Total Liabilities	15,972,811	14,802,640

TEMPORARY EQUITY (Note 5)
Preferred stock, par value $.001, 200,000,000 shares authorized,
12,563,500 and 12,563,500 issued and outstanding, liquidation preference of $12,563,500 at June 30, 2011 and December 31, 2010	10,846,192	10,846,192

PERMANENT EQUITY
STOCKHOLDERS' DEFICIT (Note 5)
Common stock, par value $.001, 1,000,000,000 shares authorized, 643,771 and 310,439 issued and 620,771 and287,438 outstanding, as of June 30, 2011 and December 31, 2010, respectively.	643	310
Additional paid-in capital	1,667,908	972,426
Accumulated deficit during the pre-exploration stage	(12,344,011)	(12,344,011)
Deficit accumulated	(5,923,913)	(4,020,502)
Total Stockholder's equity (deficit) (before treasury stock)	(16,599,373)	(15,391,777)
Treasury Stock (23,000 shares @ $443 per share) (Note 5)	(10,200,000)	(10,200,000)

Total Stockholders' (Deficit)	(26,799,373)	(25,591,777)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 19,631	$ 57,055

See accompanying notes to unaudited condensed consolidated financial statements.

3

TRILLIANT EXPLORATION CORPORATION Condensed Consolidated Statements of Operations (unaudited)
	Three months ended Six months ended
	June 30, June 30,
	2011	2010	2011	2010

Revenues	$ -	$ -	$ -	$ -

Operating Expenses
General and administrative expenses	1,350	55,301	7,923	119,766
Total Operating Expenses	1,350	55,301	7,923	119,766
Net Loss from Operations	(1,350)	(55,301)	(7,923)	(119,766)
Other (expenses) income
Loss on Settlement of Debt	-	-	(583,333)	-
(Loss)/ gain in change in fair value
of derivative liability	(436,054)	401,889	(1,130,909)	(999,799)
Amortization of beneficial conversion feature	-	(80,627)	-	(190,556)
Interest expense	(90,593)	(95,714)	(181,245)	(203,451)
Total Other Income (Expense)	(526,647)	225,548	(1,895,487)	(1,393,806)

Net (loss) gain before Income taxes	(527,997)	170,247	(1,903,410)	(1,513,572)
Income taxes (benefit)	-	-	-	-
Net Gain (Loss)	$(527,997)	$ 170,247	$ (1.903,410)	$ (1,513,572)

BASIC AND DILUTED LOSS PER SHARE
Net loss per share	$ (0.85)	$0.55	$ (3.28)	$ (4.88)
Weighted Average Number of Common Shares
Outstanding ( Basic and Diluted)	620,774	310,005	580,258	310,005

See accompanying notes to unaudited condensed consolidated financial statements. 4

TRILLIANT EXPLORATION CORPORATION
Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months ended
	June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	($1,903,410)	($1,513,572)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	-
Amortization of bond issue costs - related party	25,974	21,006
Amortization of beneficial conversion feature	-	190,556
Change in Fair value of derivative liability	1,130,909	999,799
Loss on Settlement of Debt	583,333	-
Changes in operating assets and liabilities:
Prepaid expenses		22,433
Deposits		5,646
Accounts payable	(3,527)	91,687
Accrued interest, convertible bonds payable - related party	22,773	26,236
Accrued interest, convertible notes payable - related party	132,498	156,209
Net Cash (Used In) Operating Activities	(11,450)	-
CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash Used In Investing Activities	-	-

See accompanying notes to unaudited condensed consolidated financial statements.

5

TRILLIANT EXPLORATION CORPORATION Condensed Consolidated Statements of Cash Flows (unaudited) (continued)

	Six months ended
	June 30,
	2011	2010

CASH FLOWS FROM FINANCING ACTIVITIES
Net Cash Provided By Financing Activities	-	-
NET INCREASE (DECREASE) IN CASH	(11,450)	-
CASH AT BEGINNING OF PERIOD	11,450	-
CASH AT END OF PERIOD	-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -
SCHEDULE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES
Common Stock Issued for settlement of debt and accrued interest	$ 112,482	$ -

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported a net loss from operations of $ 1,903,410  for the six  month period ended June 30, 2011, accumulated deficit of $18,267,924 and total current liabilities in excess of current assets of $ 2,836,253 as of June 30, 2011.

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

The net value of the reset provision at the date of issuance was recorded as a derivative liability in the amount of $10,034,407 and  debited to beneficial conversion feature which was deducted from the face value of the preferred stock, since the preferred stock is a classified as temporary equity.This was immediately amortized in 2009. .

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

The net value of the reset provision at the date of issuance was recorded as a derivative liability in the amount of $645,192 (maximum limit to value of preferred stock) and debited to beneficial conversion feature which was deducted from the face value of the preferred stock, since the preferred stock is a classified as temporary equity. This was immediately amortized in August 2010.
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
In December 2009, the Company disposed of its principal asset, the Mulunkay Gold Corp subsidiary. The Company has not received notice from the holders of the Series I Preferred Stock exercising their rights under the terms of the Preferred Stock Designation to be paid the liquidation preference of $1.00 per share, plus accrued and unpaid dividends.

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

All references in this Quarterly Report on Form 10-Q to the terms “we,” “our,” “us,” “TTXP,” and the “Company” refer to Trilliant Exploration Corporation.

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

Six Month Period Ended June 30, 2011 Compared to Six Month Period Ended June 30, 2010.

Our net loss for the six month period ended June 30, 2011 was $1903,410 compared to a net loss of $1,513,572 during the six month period ended June 30, 2010. During the six month periods ended June 30, 2011 and 2010, we did not generate any revenue from continuing operations.

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

Six Month Period Ended June 30, 2011 Compared to Six Month Period Ended June 30, 2010 (Cont’d).

Other income (expense) was incurred during the six month period ended June 30, 2011 of ($1,895,487) (2010: ($1,393,806). Other income (expense) during the six month period ended June 30, 2011 consisted of: (i) interest expense (including amortization of beneficial conversion feature) of $181,245 compared to $394,007 during the six month period ended June 30, 2010, and (ii) loss on change in fair value of derivative liability of $1,130,909 (2010: ($999,799)).

Therefore, this resulted in a net loss applicable to common shares during the six month period ended June 30, 2011 of $1,903,410 compared to a net loss applicable to common shares during the six month period ended June 30, 2010 of $1,513,572.

Three Month Period Ended June 30, 2011 Compared to Three Month Period Ended June 30, 2010.

Our net loss for the three month period ended June 30, 2011 was $527,997 compared to a net gain of $170,247 during the three month period ended June 30, 2010. During the three month periods ended June 30, 2011 and 2010, we did not generate any revenue from continuing operations.

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

Other income (expense) was incurred during the three month period ended June 30, 2011 of ($526,647) (2010: $225,548). Other income (expense) during the three month period ended June 30, 2011 consisted of: (i) interest expense (including amortization of beneficial conversion feature) of $90,593 compared to $176,341 during the three month period ended June 30, 2010, and (ii) loss in change in fair value of derivative liability of $436,054 (2010: gain of $401,889).

 We determined to discontinue operations with our Muluncay subsidiary, a mining operation in Ecuador effective December 31, 2009.

Therefore, this resulted in a net loss applicable to common shares during the three month period ended June 30, 2011 of ($527,997) compared to a net gain applicable to common shares during the three month period ended June 30, 2010 of $170,247.

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

Stockholders’ deficit increased from $25,591,777 for fiscal year ended December 31, 2010 to $26,799,373 for the six month period ended June 30, 2011.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended June 30, 2011, net cash flows used in operating activities was $11,450 consisting primarily of a net loss of $1,903,410 as adjusted by 583,333loss on settlement of debt and change in derivative liability of $1,130,909.

Cash Flows from Investing Activities

We did not engage in any investing activities during the six month period ended June 30, 2011.

Cash Flows from Financing Activities

We did not engage in any financing activities during the six month period ended June 30, 2011.

Plan of Operation and Funding

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has reported a net loss from operations of $ 1,903,410 for the six  month period ended June 30, 2011, accumulated deficit of $18,267,924 and total current liabilities in excess of current assets of $ 2,836,253 as of June 30, 2011.

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

Number of Employees

As of  June 30, 2011  the Company had one (1) part-time  employee.

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

ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of June 30, 2011, the Company performed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer), of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a - 15(e) or 15d - 15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation and due to the lack of segregation of duties and failure to implement accounting controls, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

 Changes in Internal Controls

During the fiscal quarter ended June 30, 2011, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINING  SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits

Exhibit Number	Description
Exhibit 31.1	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
Exhibit 32.1	Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

TRILLIANT EXPLORATION CORPORATION

SIGNATURES Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRILLIANT EXPLORATION CORPORATION

Dated: June 05, 2012	By:	/s/ WILLIAM LIEBERMAN
William Lieberman, President/Chief
Executive Officer

Dated: June 05, 2012	By:	/s/ WILLIAM LIEBERMAN
William Lieberman, Chief Financial Officer

23