Form 10-Q
period 2011-09-30
TRILLIANT EXPLORATION CORP
filed 2012-06-05
CIK 1378948

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

Mark One
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of September 30, 2011
Common Stock, $0.001	620,771*

*643,771 shares issued, 620,771 outstanding (after considering 23,000 shares of treasury stock repurchased by the Company)

TRILLIANT EXPLORATION CORPORATION
Form 10-Q

Page
PART I-FINANCIAL INFORMATION
Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets as of September 30, 2011 (Unaudited) and December 31, 2010 (unaudited)	3
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine months Ended September 30, 2011 and 2010 (Unaudited)	4
Condensed Consolidated Statements of Cash Flows for the Nine months Ended September 30, 2011 and 2010 (Unaudited)	5
Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Forward-Looking Statements	11
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3. Quantitative and Qualitative Disclosures About Market Risk	14
Item 4. Controls and Procedures	14
PART II - OTHER INFORMATION
Item 1. Legal Proceedings	15
Item 1A. Risk Factors	15
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3. Defaults Upon Senior Securities	15
Item 4. Removed and Reserved	15
Item 5. Other Information	15
Item 6. Exhibits	15
Signatures	16

PART I

ITEM 1. FINANCIAL STATEMENTS

TRILLIANT EXPLORATION CORPORATION
Condensed Consolidated Balance Sheets

	September 30	December 31,
	2011	2010
	(unaudited)	(unaudited)
ASSETS
Current Assets
Cash	$50	$11,450
Total Current Assets	-	11,450
Other Assets
Bond issue costs, net - related party (Note 4C)	6,644	45,605

TOTAL ASSETS	$6,694	$57,055

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$248,485	$250,612
Convertible notes payable-related party, current (Note 4A)	565,000	665,000
Accrued interest, convertible notes payable-related party (Note 4A)	110,535	89,098
Bonds payable, convertible and secured-related party net of debt discount (Note 4C)	1,610,407	1,610,407
Accrued interest, convertible bonds payable-related party (Note 4C)	349,224	149,379
Short-term notes payable-related party (Note 4B)	32,495	32,495
Total Current Liabilities	2,916,146	2,796,991

Long-term Liabilities
Derivative liability	13,117,278	12,005,649
Total Long-term Liabilities	13,117,278	12,005,649
Total Liabilities	16,033,424	14,802,640

TEMPORARY EQUITY (Note 5)
Preferred stock, par value $.001, 200,000,000 shares authorized, 12,563,500 and 12,563,500 issued and outstanding	10,846,192	10,846,192

PERMANENT EQUITY
STOCKHOLDERS' DEFICIT (Note 5)
Common stock, par value $.001, 1,000,000,000 shares authorized, 643,771 and 310,439 issued and 620,771 and 287,438 outstanding, respectively.	643	310
Additional paid-in capital	1,667,908	972,426
Accumulated deficit during the pre-exploration stage	(12,344,011)	(12,344,011)
Deficit accumulated	(5,997,463)	(4,020,502)
Total Stockholder's equity (deficit) (before treasury stock)	(16,672,923)	(15,391,777)
Treasury Stock (23,000 shares @ $443 per share) (Note 5)	(10,200,000)	(10,200,000)
Total Stockholders' (Deficit)	(26,872,923)	(25,591,777)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$6,694	$57,055

See accompanying notes to unaudited condensed consolidated financial statements.

TRILLIANT EXPLORATION CORPORATION
Condensed Consolidated Statements of Operations (unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues	$-	$-	$-	$-

Operating Expenses
General and administrative expenses	1,350	45,991	9,273	165,757
Total Operating Expenses	1,350	45,991	9,273	165,757
Net Loss from Operations	(1,350)	(45,991)	(9,273)	(165,757)

Other (expenses) income
Loss on Settlement of Debt	-	-	(583,333)	-
(Loss)/ gain in change in fair value of derivative liability	19,280	(1,218,285)	(1,111,629)	(2,218,084)
Amortization of beneficial conversion feature	(-)	(683,481)	(-)	(874,037)
Interest expense	(91,480)	(102,511)	(272,725)	(305,962)
Total Other Income (Expense)	(72,200)	(2,004,277)	(1,967,687)	(3,398,083)

Net (loss) before Income taxes	(73,550)	(2,050,268)	(1,976,960)	(3,563,840)

Income taxes (benefit)	-	-	-	-

Net (Loss)	$(73,550)	$(2,050,268)	$(1,976,960)	$(3,563,840)

BASIC AND DILUTED LOSS PER SHARE
Net loss per share	$(0.12)	$(7.05)	$(3.33)	$(12.26)

Weighted Average Number of Common Shares
Outstanding ( Basic and Diluted)	593,912	290,772	593,912	290,772

See accompanying notes to unaudited condensed consolidated financial statements.

TRILLIANT EXPLORATION CORPORATION
Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months ended
	September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,976,960)	$(3,563,840)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	-
Amortization of bond issue costs - related party	38,961	38,961
Amortization of beneficial conversion feature	-	874,037
Change in Fair value of derivative liability	1,111,629	2,218,084
Loss on Settlement of Debt	583,333	-
Changes in operating assets and liabilities:
Prepaid expenses		22,433
Deposits		5,646
Accounts payable	(2,127)	149,284
Accrued interest, convertible bonds payable - related party	33,919	39,354
Accrued interest, convertible notes payable - related party	199,845	227,647
Net Cash (Used In) Operating Activities	(11,400)	11,606

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash Used In Investing Activities	-	-

See accompanying notes to unaudited condensed consolidated financial statements.

TRILLIANT EXPLORATION CORPORATION
Condensed Consolidated Statements of Cash Flows (unaudited) (continued)

	Nine months ended
	September 30,
	2011	2010

CASH FLOWS FROM FINANCING ACTIVITIES
Net Cash Provided By Financing Activities	-	-

NET INCREASE (DECREASE) IN CASH	(11,400)	11,606

CASH AT BEGINNING OF PERIOD	11,450	-
CASH AT END OF PERIOD	50	11,606

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Common Stock Issued for settlement of debt and accrued interest	$112,482	$-
Issuance of Preferred stock for settlement of debt and accrued interest	$-	$645,192

See accompanying notes to unaudited condensed consolidated financial statements.

Trilliant Exploration Corporation

Notes to Condensed Consolidated Financial Statements (unaudited)
Three Months and Nine months Ended September 30, 2011

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported a net loss from operations of $ 1,976,960  for the nine month period ended September 30, 2011, accumulated deficit of $18,314,474 and total current liabilities in excess of current assets of $ 2,916,096 as of September 30, 2011.

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

Issuance of 10,200,000 shares of Series I Preferred Shares

On December 31, 2009, the Company issued to Trafalgar Capital Specialized Investment Fund FIS (“Trafalgar”) (a significant stockholder of the Company), 10,200,000 shares of Series I Preferred Stock, in exchange for 23,000 shares of the Company’s own common stock previously held by Trafalgar. The 19,667 common stock were acquired in the year 2009 and 3,333 common stock in the year 2010 at $443 per share and the preferred stock was issued at $1.00 per share. The transaction was recorded using the Cost Method, resulting in treasury stock of $10,200,000 and an increase to Preferred Stock value of $10,200,000.

In accordance with Accounting Standards Codification subtopic 470-20, Debt, Debt with Conversions and Other Options (“ASC 470-20”), the Company recognized an imbedded beneficial conversion feature present in the convertible Series I Preferred Stock. The Company allocated a portion of the value of share cancelled to Preferred stock. The fair value of the imbedded beneficial conversion feature was determined using the Black-Scholes Option Pricing Model which approximates the fair value measured using the Black-Scholes Model with the following assumptions: Dividend yield: $-0-; Volatility: 214.38% and risk free rate: 0.85%.

The FASB finalized ACS 815, “Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.” Under ASC 815, instruments which do not have fixed settlement provisions are deemed to be derivative instruments.  In accordance with ASC 470-20, the Company has classified the Series I  Preferred Stock outside of permanent equity. The Company has determined that it needs to account for these imbedded beneficial conversion features, issued to holder in 2009 for its Convertible Preferred Stock, as derivative liabilities, and apply the provisions of ASC 815. The instruments have a ratchet provision (that adjusts the exercise price according to market rate i.e., at 85% of the market rate).  As a result, the ratchet provision has been accounted for as derivative liabilities, in accordance with ASC 815.  ASC 815, “Accounting for Derivative Instruments and Hedging Activities” (“ASC 815”) requires that the fair value of these liabilities be re-measured at the end of every reporting period with the change in fair value reported in the consolidated statement of  operations

The fair value of the embedded conversion features were measured using the Black-Scholes option pricing model as of the date of issuance and as of September 30, 2011 and December 31, 2010:

			Date of
	2011	2010	Issuance

Imbedded Beneficial Conversion Feature:
Risk-free rate	0.21%	0.62%	0.85%
Annual rate of dividends	0	0	0
Volatility	479.47%	188.56%	214.23%
Weighted Average life (years)	2.75	3.50	5.0

Fair Value	$10,199,287	$9,414,818	$10,034,407

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

The net value of the reset provision at the date of issuance was recorded as a derivative liability in the amount of $10,034,407 and  debited to beneficial conversion feature which was deducted from the face value of the preferred stock, since the preferred stock is a classified as temporary equity and  was immediately amortized in 2009.

As of the date of the financial statements, the Company believes an event under the contract that would create an obligation to settle in cash or other current assets is remote and has classified the obligation as a long term liability.

For the nine months ended September 30, 2011 and 2010, the Company adjusted the recorded fair value of the reset derivative liability to market resulting in non-cash, non-operating loss of $784,469 and $609,208, respectively in connection with the issuance of these Series I Preferred shares..

Issuance of 2,363,500 shares of Series I Preferred Shares

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

While the Company’s Certificate of Designation limited the issuance of the Series I Preferred shares to 10,200,000, the Company intends to amend the Certificate to correct this ministerial omission and   increase the number of designated Series I  Preferred  shares to 12,563,000 , and accordingly has accounted for the issuance  consistent with the issuance of the previous 10,200,000 Series I Preferred shares

The fair value of the embedded conversion features were measured using the Black-Scholes option pricing model as of the date of issuance and as of September 30, 2011 and December 31, 2010:

			Date of
	2011	2010	Issuance

Imbedded Beneficial Conversion Feature:
Risk-free rate	0.21%	0.62%	0.68%
Annual rate of dividends	0	0	0
Volatility	479.47%	188.56%	180.22%
Weighted Average life (years)	3.90	4.65	5.0

Fair Value	$2,363,495	$2,265,368	$2,261,584

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

For the nine months ended September 30, 2011 and 2010, the Company adjusted the recorded fair value of the reset derivative liability to market resulting in non-cash, non-operating loss of $98,126 and $1,566,965, respectively in connection with the issuance of these Series I Preferred shares.

In December 2009, the Company disposed of its principal asset, the Mulunkay Gold Corp subsidiary. The Company has not received notice from the holders of the Series I Preferred Stock exercising their rights under the terms of the Preferred Stock Designation to be paid the liquidation preference of $1.00 per share, plus accrued and unpaid dividends.

As of September 30, 2011 and December 31, 2010, the Company had 12,563,500 preferred shares issued and outstanding.

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

NOTE 3 - SUBSEQUENT EVENTS

The Company has evaluated events from September 30, 2011, through the date whereupon the consolidated financial statements were issued and has determined that there are no additional items to disclose.

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

FORWARD LOOKING STATEMENTS

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

RESULTS OF OPERATION

Nine Month Period Ended September 30, 2011 Compared to Nine Month Period Ended September 30, 2010.

Our net loss for the nine month period ended September 30, 2011 was $1,976,960 compared to a net loss of $3,563,840 during the nine month period ended September 30, 2010, a 45% decrease of $1,586,880. During the nine month periods ended September 30, 2011 and 2010, we did not generate any revenue from continuing operations.

During the nine month period ended September 30, 2011, we incurred operating expenses of $9,273 compared to $165,757 incurred during the nine month period ended September 30, 2010, a decrease of $156,484. These expenses incurred during the nine month period ended September 30, 2011 consisted of: (i) professional fees of $5,000 (2010: $135,116); (ii) salaries and wages of $-0- (2010: $3,000); (iii) advertising and promotion of $-0- (2010: $12,600); (iv) insurance of $-0- (2010: $9,833); and (v) other general and administrative expenses of $4,273 (2010: $5,208).  Operating expenses decreased due to the decreased scope and scale of our business operations. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Nine Month Period Ended September 30, 2011 Compared to Nine Month Period Ended September 30, 2010 (Cont’d).

Other income (expense) was incurred during the nine month period ended September 30, 2011 of ($1,967,687) (2010: ($3,398,083). Other income (expense) during the nine month period ended September 30, 2011 consisted of: (i) interest expense (including amortization of beneficial conversion feature) of ($272,725) compared to ($1,179,999) during the nine month period ended September 30, 2010; and (ii) change in fair value of derivative liability of $1,111,629 (2010: ($2,218,084)). The company in January 2011 incurred a loss of $583,333 on conversion of a Charms note.  We determined to discontinue operations with our Muluncay subsidiary, a mining operation in Ecuador effective December 31, 2009.

Therefore, this resulted in a net loss applicable to common shares during the nine month period ended September 30, 2011 of $1,976,960 compared to a net loss applicable to common shares during the nine month period ended September 30, 2010 of $3,563,840.

Three Month Period Ended September 30, 2011 Compared to Three Month Period Ended September 30, 2010.
Our net loss for the three month period ended September 30, 2011 was $73,550 compared to a net loss of $2,050,268 during the three month period ended September 30, 2010, a change of $1,976,718. During the three month periods ended September 30, 2011 and 2010, we did not generate any revenue from continuing operations.

During the three month period ended September 30, 2011, we incurred operating expenses of $1,350 compared to $45,991 incurred during the three month period ended September 30, 2010, a decrease of $44,641. These expenses incurred during the three month period ended September 30, 2011 consisted of: (i) professional fees of $-0- (2010: $45,800); (ii) other general and administrative expenses of $1,350 (2010: $191). Operating expenses decreased due to the decreased scope and scale of our business operations.

Total other income (expense) was incurred during the three month period ended September 30, 2011 of ($72,200) (2010: ($2,004,277). Other income (expense) during the three month period ended September 30, 2011 consisted of: (i) interest expense (including amortization of beneficial conversion feature) of ($91,480) compared to ($785,992) during the three month period ended September 30, 2010; and (ii) gain (loss) on change in fair value of derivative liability of $19,280 compared to ($1,218,285) during the three month period ended September 30, 2010. We determined to discontinue operations with our Muluncay subsidiary, a mining operation in Ecuador effective December 31, 2009.

Therefore, this resulted in a net loss applicable to common shares during the three month period ended September 30, 2011 of $73,550 compared to a net loss applicable to common shares during the three month period ended September 30, 2010 of $2,050,268.

LIQUIDITY AND CAPITAL RESOURCES

Nine Month Period Ended September 30, 2011

As at September 30, 2011, our current assets were $50 and other assets of $6,644 representing bond issue costs – related party – for total assets of $6,694.  Our current liabilities were $2,916,146, which resulted in a working capital deficit of ($2,916,096). As of September 30, 2011, our liabilities were primarily comprised of: (i) $248,485 in accounts payable; (ii) $565,000 in convertible notes payable, current; (iii) $1,610,407 of convertible bonds payable, and (iv) a derivative liability is $13,117,278.  The decrease in total assets during the three month period ended September 30, 2011 from fiscal year ended December 31, 2010 was primarily due to the payment of Company expenses.

Stockholders’ deficit increased from $25,591,777 for fiscal year ended December 31, 2010 to $26,872,923 for the nine month period ended September 30, 2011.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended September 30, 2011, net cash flows used in operating activities was $11,400 consisting primarily of a net loss of $1,976,960 offset by loss on settlement of debt of $583,333 and loss on change in fair value of derivative liability of $1,111,629.

Cash Flows from Investing Activities

We did not engage in any investing activities during the nine month period ended September 30, 2011.

Cash Flows from Financing Activities

We did not engage in any financing activities during the nine month period ended September 30, 2011.

Plan of Operation and Funding

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has reported a net loss from operations of $ 1,976,960 for the nine  month period ended September 30, 2011, accumulated deficit of $ 18,314,474 and total current liabilities in excess of current assets of $ 2,916,096 as of September 30, 2011.

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

Number of Employees

As of September 30, 2011  the Company had one (1) part-time  employee.

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

ITEM 4. CONTROLS AND PROCEDURES EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of September 30, 2011, the Company performed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer), of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a - 15(e) or 15d - 15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation and due to the lack of segregation of duties and failure to implement accounting controls, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

Changes in Internal Controls

During the fiscal quarter ended September 30, 2011, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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