Form 10-K
period 2011-12-31
TRILLIANT EXPLORATION CORP
filed 2012-06-05
CIK 1378948

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Mark One

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from ______ to _______

COMMISSION FILE NO. 333-138332

TRILLIANT EXPLORATION CORPORATION
(Name of small business issuer in its charter)

NEVADA	20-0936313
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification No.)

545 Eighth Avenue Suite 401 New York, NY 10018 (212) 560-5195
(Issuer's telephone number)

Securities registered pursuant to Section	Name of each exchange on which
12(b) of the Act:	registered:
NONE

Securities registered pursuant to Section 12(g) of the Act:
COMMON STOCK, $0.001
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Indicate by check mark if the registration is a well-known seasoned issuer as defined in Rule 403 of the Securities Act.  ☐  Yes  ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☒  Yes  ☐  No

Indicate by check mark whether the registrant has (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐  Yes  ☒  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated file, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filed ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business of the registrant’s most recently completed second fiscal quarter: June 30, 2011 $34,142.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

N/A

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes  ☐  No  ☒

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class Outstanding as of December 31, 2011 Common Stock, $0.001

620,771 Common shares

12,563,500 Preferred Shares

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

N/A

Transitional Small Business Disclosure Format (Check one):  Yes  ☐  No  ☒

TRILLIANT EXPLORATION CORPORATION

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

Subsidiaries

Muluncaygold

Muluncaygold was originally incorporated in Machala, Ecuador in February of 2007 as Compania Minera Ecuadorgold Corp S.A. In August of 2008, it changed its name to Compania Minera Muluncaygold Corp S.A.In accordance with the terms and provisions of the Share Transfer Agreement, we acquired 100% of the total issued and outstanding shares of common stock of Muluncay, including the Controlling Assets, for an aggregate purchase price of $3,600,000. As a result of the Share Transfer Agreement, Muluncay became our wholly-owned subsidiary. During fiscal year we conducted all of our mining operations through Muluncay. However, effective December 31, 2009, Muluncay is no longer our subsidiary, as the Share Transfer Agreement was terminated due to our inability to meet contractual obligations.

Trilliant Diamonds Limited

On June 29, 2009 (Date of Formation), the Company established a wholly-owned Trilliant Diamonds Limited (a Subsidiary) (Trilliant Diamonds), a private limited England and Wales Company, to facilitate the Company’s diamond exploration. Trilliant Diamonds was sold off on August 26, 2010 to Charms with its current and future debt.

Compania Minera Ayapambagold S.A.

On July 1, 2009, we entered into a stock purchase agreement (the “Ayapambagold Stock Purchase Agreement”) with William Magers (“Magers”). In accordance with the terms and provisions of the Ayapambagold Stock Purchase Agreement, we purchased 799 of the 800 shares of outstanding capital stock of Compania Minera Ayapambagold S.A. (“Ayapambagold”) from Magers at a purchase price of $799. Ayapambagold is a company organized and existing under the laws of Ecuador and has no assets or operations and has been inactive since inception. We acquired Ayapambagold to use as a holding company in Ecuador to facilitate future potential acquisitions.

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

Santafemining processes rock and sand tailings and has been operating at 80 tons per day since inception in 2007.Its processing facilities are currently being retrofitted to add an additional 70 tons of operating capacity. Santafemining is located approximately one kilometer from our Muluncay operation.

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

On July 1, 2009, pursuant to a unanimous decision of the shareholders of the Series I Preferred Shares, the designation of the preferred shares were amended as follows: “Each share of Series I Preferred Stock will be convertible, at the option of the holder thereof, at any time and from time to time, and without the payment of additional consideration by the holder thereof, into such number of fully paid and nonassessable shares of the Corporation’s  Common Stock as is determined by dividing (i) the Base Amount by (ii) the lowest volume weighted average price of the securities on the OTCBB, NASDAQ or other exchange or market on which such Common Stock trades in the five preceding days prior to the closing of such transaction (the "Series I Conversion Price").”The amendment to the Designation of Series I Preferred Stock was approved by our Board of Directors on July 1, 2009. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Reverse Stock Split

On January 26, 2011, the Board of Directors of Trilliant Exploration Corporation, a Nevada corporation (the “Corporation”) pursuant to unanimous written consent resolutions authorized and approved a reverse stock split of one for every three hundred (1:300) of our total issued and outstanding shares of common stock (the “Reverse Stock Split”). On January 26, 2011,certain shareholders holding in the aggregate a majority of the total issued and outstanding shares of common stock of the Corporation pursuant to written consent resolutions authorized and approved the Reverse Stock Split. The Reverse Stock Split was effectuated based on market conditions and upon a determination by the Corporation’s Board of Directors that the Reverse Stock Split was in our best interests and those of the shareholders. Certain factors were discussed among the members of the Board of Directors concerning the need for the Reverse Stock Split, including: (i) current trading price of the Corporation’s shares of common stock on the OTC Bulletin Board and potential to increase the marketability and liquidity of the Corporation’s common stock; (ii) possible reluctance of brokerage firms and institutional investors to recommend lower-priced stocks to their clients or to hold in their own portfolios; and (iii) desire to meet future requirements of per-share price and net tangible assets and shareholders’ equity relating to admission for trading on other markets;

The Reverse Stock Split was effectuated on April 8, 2011 following the filing of the appropriate documentation with FINRA. The Reverse Stock Split decreased our total issued and outstanding shares of common stock from 186,231,500 to 620,771 shares of common stock. The common stock will continue to be $0.001 par value.

All references in the accompanying consolidated financial statements and notes thereto have been retroactively restated to reflect the above change in the ordinary share structure.

TRANSFER AGENT

Our transfer agent is Island Stock Transfer, 100 Second Avenue South, Suite 705S, St. Petersburg, Florida 33701.

CURRENT BUSINESS OPERATIONS

We are engaged in the evaluation, acquisition, exploration and advancement of mining projects. As of the date of this Annual Report, we are devoting substantially all of our efforts to the execution of our business operations. Through fiscal 2011, funding to acquire and explore alternative mining, gold and copper properties and for operational purposes was acquired through private financings.

Employees

As of the date of this Annual Report, we have one part time employee.

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

Our business plan calls for substantial investment and cost in connection with the exploration of our mineral properties. While we believe we have sufficient funds to carry out our current plans, unforeseen expenses, an expanded exploration plan or establishing future mining operations could require additional operating capital. We do not currently have any arrangements for additional financing and we can provide no assurance to investors that we will be able to find additional financing if required. Obtaining additional financing would be subject to a number of factors, including market prices for minerals, investor acceptance of our properties, and investor sentiment.These factors may make the timing, amount, terms or conditions of additional financing unfavorable to us. The most likely source of future funds would be through the sale of additional equity capital and loans. Any sale of additional shares will result in dilution to existing stockholders while incurring additional debt will result in encumbrances on our property and future cash flows.

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

Our planned operations involve exploration and development and there is no guarantee that any such activity will result in commercial production of mineral deposits.

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

Mineral exploration and development involve substantial expenses and a high degree of risk, which even a combination of experience, knowledge and careful evaluation may not be able to adequately mitigate. There is no assurance that additional commercial quantities of ore will be discovered on our exploration properties. There is also no assurance that, even if commercial quantities of ore are discovered, a mineral property will be brought into commercial production, or if brought into production, that it will be profitable. The discovery of mineral deposits is dependent upon a number of factors including the technical skill of the exploration personnel involved. The commercial viability of a mineral deposit is also dependent upon, among a number of other factors, its size, grade and proximity to infrastructure, current metal prices, and government regulations, including regulations relating to royalties, allowable production, importing and exporting of minerals, and environmental protection.Most of the above factors are beyond our control.

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

Capital and operating costs, production and economic returns, and other estimates contained in the feasibility studies for our projects may differ significantly from those anticipated by our current studies and estimates, and there can be no assurance that our actual capital and operating costs will not be higher than currently anticipated. In addition, delays to construction schedules may negatively impact the net present value and internal rates of return of our mineral properties as set forth in the applicable feasibility studies

There can be no assurance that the interests held by us in our properties is free from defects.

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

We Have a History of Operating Losses and There Can Be No Assurance We Will Be Profitable in the Future.

We have a history of operating losses, expect to continue to incur losses, and may never be profitable; thus, we must re-enter the pre-exploration stage effective December 31, 2009. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses totaling $ 18,420,470 from December 29, 2003 (inception) to December 31, 2011. During the year ended December 31, 2011, we incurred losses of $ 2,056,356. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) the costs to acquire additional properties are more than we currently anticipate; (ii) mining and completion costs for additional properties increase beyond our expectations; or (iii) we encounter greater costs associated with general and administrative expenses or offering costs.

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

We Have Received a Going Concern Opinion From Our Independent Registered Public Auditors’ Report Accompanying Our December 31, 2011 and December 31, 2010 Financial Statements.

The independent registered public auditor's report accompanying our December 31, 2011 and 2010 audited financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that the Company will continue as a going concern." Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders will be materially and adversely affected

We may need additional capital to accomplish our exploration and future development plans, and there can be no assurance that financing will be available on terms acceptable to us or at all.

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

Sales of a substantial number of shares of our common stock in the public market by certain stockholders could cause a reduction in the market price of our common stock. As of the date of this Annual Report, we have 620,771 shares of common stock issued and outstanding.

As of the date of this Annual Report, there are 442,217 outstanding shares of our common stock that are restricted securities as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions. Further, as of the date of this Annual Report, there are an aggregate of  33,335 whole warrants outstanding. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

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

Reverse Stock Split

On January 26, 2011, the Board of Directors of Trilliant Exploration Corporation, a Nevada corporation (the “Corporation”) pursuant to unanimous written consent resolutions authorized and approved a reverse stock split of one for every three hundred (1:300) of our total issued and outstanding shares of common stock (the “Reverse Stock Split”). On January 26, 2011,certain shareholders holding in the aggregate a majority of the total issued and outstanding shares of common stock of the Corporation pursuant to written consent resolutions authorized and approved the Reverse Stock Split. The Reverse Stock Split was effectuated based on market conditions and upon a determination by the Corporation’s Board of Directors that the Reverse Stock Split was in our best interests and those of the shareholders. Certain factors were discussed among the members of the Board of Directors concerning the need for the Reverse Stock Split, including: (i) current trading price of the Corporation’s shares of common stock on the OTC Bulletin Board and potential to increase the marketability and liquidity of the Corporation’s common stock; (ii) possible reluctance of brokerage firms and institutional investors to recommend lower-priced stocks to their clients or to hold in their own portfolios; and (iii) desire to meet future requirements of per-share price and net tangible assets and shareholders’ equity relating to admission for trading on other markets;

The Reverse Stock Split was effectuated on April 8, 2011 following the filing of the appropriate documentation with FINRA. The Reverse Stock Split decreased our total issued and outstanding shares of common stock from 186,231,500 to 620,771 shares of common stock. The common stock will continue to be $0.001 par value.

As at December 31, 2011, there were 12,563,500 shares of Series I Preferred Shares issued and outstanding, which have certain liquidation rights . Under the terms of the Certificate of Designation , in the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, holders of the Preferred Shares will be entitled to receive for each share of Preferred Shares, out of the assets of the Company or proceeds available for distribution to our shareholders, subject to any rights of our creditors, before any distribution of assets or proceeds is made to or set aside for the holders of our common stock and any other class or series of our stock ranking junior to the Preferred Shares, payment of an amount equal to the sum of (i) the $1.00 liquidation preference amount per Preferred Shares and (ii) the amount of any accrued and unpaid dividends on the Preferred Shares (including dividends accrued on any unpaid dividends). To the extent the assets or proceeds available for distribution to shareholders are not sufficient to fully pay the liquidation payments owing to the holders of the Preferred Shares and the holders of any other class or series of our stock ranking equally with the Preferred Shares, the holders of the Preferred Shares and such other stock will share ratably in the distribution.

For purposes of the liquidation rights of the Preferred Shares, neither a merger or consolidation of the Company with another entity, including a merger or consolidation in which the holders of Preferred Shares receive cash, securities or other property for their shares, nor a sale, lease or exchange of all or substantially all of the Company’s assets will constitute a liquidation, dissolution or winding up of the affairs of the Company.

In December 2009, the Company disposed of its principal asset, the Muluncay Gold Corp subsidiary. The Company has not received notice from the holders of the Preferred Stock exercising their rights under the terms of the Preferred Stock Designation to paid the  liquidation preference of $1.00 per share , plus accrued and unpaid dividends

Our ability to obtain additional financing during the period in which such rights are outstanding may be adversely affected and the existence of the rights may have an adverse effect on the market price of its common shares. The holders of the debentures may exercise such securities at a time when we would be able to obtain needed capital by a new offering of securities on terms more favorable than those provided by the outstanding rights. The increase in the number of our common shares in the market resulting from the exercise of such rights and the possibility of sales of such shares may have a depressive effect on the price of our common shares. In addition, as a result of such additional common shares, the voting power of our existing shareholders will be substantially diluted.

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

ITEM 2. PROPERTY

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

Fiscal Quarter	High Bid	Low Bid
2010
Fourth Quarter 10-01-10 to 12-31-10	$0.03	$0.01
Third Quarter 07-01-10 to 09-30-10	$0.03	$0.01
Second Quarter 04-01-10 to 06-30-10	$0,03	$0.01
First Quarter 01-01-10 to 03-31-10	$0.03	$0.03

Fiscal Quarter	High Bid	Low Bid
2011
Fourth Quarter 10-01-11 to 12-31-11	$0.03	$0.03
Third Quarter 07-01-11 to 09-30-11	$0.03	$0.03
Second Quarter 04-01-11 to 06-30-11	$0.03	$0.03
First Quarter 01-01-11 to 03-31-11	$0.03	$0.03

As of December 31, 2011, we had 74 shareholders of record of our common stock, including shares held by brokerage clearing houses, depositories, or otherwise in unregistered form. We have  33,335 in outstanding warrants, do have $1,610,407in outstanding convertible debentures that are convertible into common equity and $565,000 in convertible notes payable – related party.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATION PLANS

We do not have an equity compensation plan. The table set forth below presents information relating to outstanding warrants.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding column (a))
Equity Compensation Plans Approved by Security Holders	-0-	-0-	-0-
Equity Compensation Plans Not Approved by Security Holders	33,333	$0.09	-0-
Warrants	2	$75.00	-0-
Total

RECENT SALES OF UNREGISTERED SECURITIES

As of the date of this Annual Report and during fiscal year ended December 31, 2011, we issued 333,333 shares of our common stock in exchange for previously incurred debt.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATION

The summarized financial data set forth in the table below is derived from and should be read in conjunction with our audited financial statements for the period from inception (December 29, 2003) through December 31, 2011, including the notes to those financial statements which are included in this Annual Report. The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report, particularly in the section entitled "Risk Factors." Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

RESULTS OF OPERATION

12 Month Period Ended December 31, 2011 Compared to 12 Month Period Ended December  31, 2010.

Our net loss for the 12 month period ended December 31, 2011 was $2,056,356compared to a net loss of $4,020,502 during the twelve month period ended December 31, 2010, a 50% increase  of $1,964146. During the twelve months periods ended December 31, 2011 and 2010, we did not generate any revenue from continuing operations.

During the twelve month period ended December 31, 2011, we incurred operating expenses of $9,323 compared to $186,383 incurred during the twelve month period ended December 31, 2010, a decrease of $177069. These expenses incurred during the twelve month period ended December 30, 2011 consisted of: (i) professional fees of $5,000 (2010: $135,116); (ii) salaries and wages of $-0- (2010: $3,000); (iii) advertising and promotion of $-0- (2010: $12,600); (iv) insurance of $-0- (2010: $9,833); and (v) other general and administrative expenses of $4,273 (2010: $5,208). Operating expenses decreased due to the decreased scope and scale of our business operations. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Twelve  Month Period Ended December  31, 2011 Compared to Twelve  Month Period Ended December 31, 2010 (Cont’d).

Other income (expense) was incurred during the nine month period ended December 31, 2011 of ($2,047,033)) (2010: ($3,3834,119). Other income (expense) during the nine month period ended September 30, 2011 consisted of: (i) interest expense (including amortization of beneficial conversion feature) of ($272,725) compared to ($1,179,999) during the nine month period ended September 30, 2010; and (ii) change in fair value of derivative liability of $1,111,629 (2010: ($2,218,084)). The company in January 2011 incurred a loss of $583,333 on conversion of a Charms note.

Therefore, this resulted in a net loss applicable to common shares during the twelvemonth period ended December 3`, 2011 of $2,056,356 compared to a net loss applicable to common shares during the twelve month period ended December 31, 2010 of $4020,502

LIQUIDITY AND CAPITAL RESOURCES

Twelve Month Period Ended December 31, 2011

As at Decemberr 31, 2011, our current assets were $0 Our current liabilities were $2,995,257, which resulted in a working capital deficit of ($2,995,257. As of December 31, 2011, our liabilities were primarily comprised of: (i) $248,485 in accounts payable; (ii) $565,000 in convertible notes payable, current; (iii) $1,610,407 of convertible bonds payable, and (iv) a derivative liability is $13,110,869. The decrease in total assets during the three month period ended September 30, 2011 from fiscal year ended December 31, 2010 was primarily due to the payment of Company expenses.

Stockholders’ deficit increased from $25,591,777 for fiscal year ended December 31, 2010 to $26,952,318 for the twelve month  period ended December 31, 2011.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the Twelve month period ended December 31, 2011, net cash flows used in operating activities was $11,451 consisting primarily of a net loss of $1,976,960 offset by loss on settlement of debt of $583,333 and loss on change in fair value of derivative liability of $1,111,629.

Cash Flows from Investing Activities

We did not engage in any investing activities during the Twelve month period ended December 31, 2011.

Cash Flows from Financing Activities

We did not engage in any financing activities during the twelve month period ended December 31, 2011.

Plan of Operation and Funding

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has reported a net loss from operations of $ 2,056,356 for the twelve  month period ended December 31, 2011, accumulated deficit of $ 26,952,3184 and total current liabilities in excess of current assets of $ 2,995,257as of December31, 2011.

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

Number of Employees

As of December 31, 2011  the Company had one (1) part-time  employee.

Disclosure of Contractual Obligations

The Company does not have any significant contractual obligations which could negatively impact our results of operations and financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TRILLIANT EXPLORATION CORPORATION

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders
Trilliant Exploration Corporation

We have audited the accompanying consolidated balance sheets of Trilliant Exploration Corporation (a pre-exploration stage company) (the “Company”) as of December 31, 2011 and 2010, and the related statements of operations, changes in stockholders' deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidate financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and cash flows for the years then, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the consolidated financial statements, the Company has generated minimal revenues from operations and has incurred net losses since inception. This raises substantial doubt about the Company's ability to meet its obligations and to continue as a going concern. Management's plans in regard to this matter are described in Note 7. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 /s/ RBSM LLP

New York, New York
June 4, 2012

TRILLIANT EXPLORATION CORPORATION
Consolidated Balance Sheets

	December 31	December 31,
	2011	2010
ASSETS
Current Assets
Cash	$-	$11,450

Total Current Assets	-	11,450
Other Assets
Bond issue costs, net - related party (Note 4C)	-	45,605

TOTAL ASSETS	$-	$57,055

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$248,485	$250,612
Convertible notes payable-related party, current (Note 4A)	565,000	665,000
Accrued interest, convertible notes payable-related party (Note 4A)	122,298	89,098
Bonds payable, convertible and secured-related party net of debt discount (Note 4C)	1,610,407	1,610,407
Accrued interest, convertible bonds payable-related party (Note 4C)	416,572	149,379
Short-term notes payable-related party (Note 4B)	32,495	32,495
Total Current Liabilities	2,995,257	2,796,991

Long-term Liabilities
Derivative liability	13,110,869	12,005,649
Total Long Term Liabilities	13,110,869	12,005,649
Total Liabilities	16,106,126	14,802,640

TEMPORARY EQUITY (Note 5)
Preferred stock, par value $.001, 200,000,000 shares authorized, 12,563,500 and 12,563,500 issued and outstanding, liquidation preference of $12,563,500 at December 31, 2011 and 2010	10,846,192	10,846,192

PERMANENT EQUITY STOCKHOLDERS' DEFICIT (Note 5)
Common stock, par value $.001, 1,000,000,000 shares authorized, 643,771 and 310,439 issued and 620,771 and 287,438 outstanding as of December 31, 2011 and 2010, respectively	644	310
Additional paid-in capital	1,667,908	972,426
Accumulated deficit during the pre-exploration stage	(12,344,011)	(12,344,011)
Deficit accumulated	(6,076,859)	(4,020,502)
Total Stockholder's equity (deficit) (before treasury stock)	(16,752,318)	(15,391,777)
Treasury Stock (23,000 shares @ $443 per share) (Note 5)	(10,200,000)	(10,200,000)

Total Stockholders' (Deficit)	(26,952,318)	(25,591,771)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$57,055

See accompanying notes to consolidated financial statements.

TRILLIANT EXPLORATION CORPORATION
Consolidated Statements of Operations

	December 31
	2011	2010

Revenues	$-	$-

Operating Expenses
General and administrative expenses	9,323	186,383
Total Operating Expenses	9,323	186,383
Net Loss from Operations	(9,323)	(186,383)

Loss on Settlement of Debt	(583,333)	-

Loss in change in fair value of derivative liability	(1,105,220)	(2,552,235)
Amortization of beneficial conversion feature	-	(881,741)
Interest expense	(358,480)	(400,143)
Total Other Income (Expense)	(2,047,033)	(3,834,119)

Net Loss before income tax	(2,056,356)	(4,020,502)

Income taxes (benefit)	-	-

Net Loss	$(2,056,356)	$(4,020,502)

BASIC AND DILUTED LOSS PER SHARE
Net loss per share, continuing operations	$(3.42)	$(13,.46)

Weighted Average Number of Common Shares
Outstanding ( Basic and Diluted)	600,683	298,585

See accompanying notes to consolidated financial statements.

 TRILLIANT EXPLORATION CORPORATION
Consolidated Statement of Stockholder Deficit
For the Two Year Ended December 31, 2011

	Common		Additional Paid in	Treasury	Accumulated Deficit during pre- exploration	Accumulated
	Stock	Amount	Capital	Stock	stage	Deficit	Total

Balance, January 1, 2009- Restated See Note 8	310,438	$310	$973,426	$(10,200,000)	$(12,344,001)	$-		$(21,570,265)
Cancellation of shares, August 23, 2010	-	-	(1,000)	-	-			(1,000)
Net Loss	-	-	-	-	-	(4,020,502)		(4,020,502)
Balance, December 31, 2010	310,438	310	972,426	(10,200,000)	(12,344,011)	(4,020,502)		(25,591,771)
Common issued on settlement of debt and accrued interest	333,333	333	112,509	-	-	-		112,842
Loss on change in term of debt	-	-	582,973	-	-	-		582,973
Net loss	-	-	-	-	-	(2,056,356)		(2,056,,356)

Balance, December 31, 2011	643,771	$644	$1,667,908	$(10,200,000)	$(12,344,011)	$(6,076,859)	$	(26,952,318)

TRILLIANT EXPLORATION CORPORATION
Consolidated Statements of Cash Flows

	December 31,

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,056,356)	$(4,020,502)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	-
Amortization of bond issue costs - related party	45,605	46,979
Amortization of beneficial conversion feature	-	881,741
Change in Fair value of derivative liability	1,105,220	2,552,235
Loss on Settlement of Debt	583,333	-
Changes in operating assets and liabilities:
Prepaid expenses	-	22,433
Deposits	-	5,646
Accounts payable	(2,488)	174,722
Accrued interest, convertible bonds payable - related party	267,193	294,995
Accrued interest, convertible notes payable - related party	46,042	53,201
Net Cash (Used In) Provided by Operating Activities	(11,451)	11,450

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash Used In Investing Activities	-	-

See accompanying notes to consolidated financial statements.

TRILLIANT EXPLORATION CORPORATION
Consolidated Statements of Cash Flows (continued)

	December 31,

	2011	2010

CASH FLOWS FROM FINANCING ACTIVITIES
Net Cash Provided By Financing Activities	-	-

NET (DECREASE) INCREASE IN CASH	(11,450)	11,450

CASH AT BEGINNING OF THE YEAR	11,450	-
CASH AT END OF THE YEAR	-	11,450

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activities:

Preferred stock issued for settlement of debt and accrued interest	$-	$645,192

Common stock issued for settlement of debt and accrued interest	$112,482	$-

See accompanying notes to consolidated financial statements.

Trilliant Exploration Corporation
Notes to Consolidated Financial Statements
Years Ended December 31, 2011 and 2010

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

On June 29, 2009 (Date of Formation), the Company established a wholly-owned Trilliant Diamonds Limited (a Subsidiary) (Trilliant Diamonds), a private limited England and Wales Company, to facilitate the Company’s diamond exploration. Trilliant Diamonds was sold off on August 26, 2010 to Charms with its current and future debt.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

Cash and cash equivalents consists principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase. The Company had $0 and $11,450  in cash and cash equivalents as of December 31, 2011 and, 2010, respectively.

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

Property, Plant, and Equipment

Property and equipment are stated at cost. Depreciation and amortization are determined using the straight-line method over estimated useful lives of the assets. As of December 31, 2011, the Company held no property, plant or equipment.

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

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting standards, if adopted, will have a material effect on Companies consolidated financial statements.

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

Derivative Liabilities
 The Company accounts for its embedded conversion features in its convertible debentures in accordance ASC 815-10, “Derivatives and Hedging”, which requires a periodic valuation of their fair value and a corresponding recognition of liabilities associated with such derivatives, and ASC 815-40, “Contracts in Entity’s Own Equity”. The recognition of derivative liabilities related to the issuance of convertible debt is applied first to the proceeds of such issuance as a debt discount, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as “Loss on Valuation of Derivative” in other expense in the accompanying financial statements. Any subsequent increase or decrease in the fair value of the derivative liabilities is recognized as “Other expense” or “Other income”, respectively.

Accounting Standards Codification subtopic 815-40, Derivatives and Hedging; Contracts in Entity’s own Equity (“ASC 815-40”) became effective for the Company. The Company’s Convertible Preferred Stock and Convertible debt has certain provisions that require the Company to change conversion price of the Convertible debt and Convertible Preferred Stock based on the discounted market value. Upon the effective date, the provisions of ASC 815-40 required a reclassification to liability based on the reset feature of the agreements. Therefore, in accordance with ASC 815-40, the Company determined the fair value of the initial reset provision on preferred stock and convertible debt using the Black-Scholes formula assuming no dividends, a risk-free interest rate of 0.68%-0.85%, expected volatility of 155.49%-214.23%, and expected life of 1 and 5 years. The net value of the reset provision at the date of adoption of ASC 815-40 was recorded as a derivative liability on the balance sheet and a reduction to series A convertible redeemable preferred stock and convertible debt. Changes in fair value are recorded as non-operating, non-cash income or expense at each reporting date.

The fair value of the preferred stock and convertible debt at December 31, 2011 was determined using the Black Scholes Option Pricing Model with the following assumptions:
Dividend yield: 0%
Volatility 464.89%
Risk free rate: 0.28%

The change in fair value of the convertible preferred stock and convertible debt derivative liability resulted in a current year non-operating loss to operations of $1,105,220.

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

NOTE 3 - PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income regardless of when reported for tax purposes. Deferred taxes provided for under ASC Topic No. 740 give effect to the temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, and allowances based on the income taxes expected to be payable in future years. Deferred tax assets arising as a result of net operating loss carry-forwards and other temporary differences have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carry-forwards of approximate $18 million generated since inception through December 31, 2011, will begin to expire in 2031 subject to limitations of Section 382 of the Internal Revenue Code, as amended. Accordingly, deferred tax assets of approximately approximate $6.3 million, which were completely offset by the valuation allowance, which increased by $1,484,443 from the previous year, respectively, based on the U.S. Statutory rate of 35%.

Significant changes in the Company’s ownership, the Company’s future use of its existing net operating losses may be limited.

NOTE 4- RELATED PARTY TRANSACTIONS

A – Convertible Notes Payable
The Company has entered into multiple convertible notes payable agreements with an investment firm that is also a minority stockholder of the Company. Each note carries a separately dated promissory note that bears interest of 8% and is payable on or before August 31, 2010, with each funding due one year from original date of receipt. Principal and interest are convertible at the option of the note-holder into shares of the Company’s common stock at the rate of 80% of the average of the five daily volume weighted average price preceding the conversion date. Several Notes are in default and status of default is indicated in the following table. The Notes carry no penalty or change in interest rate for default. Interest expense on the convertible notes years ended December 31, 2011 and December 31, 2010, totaled $45,682 and $53,200, respectively. Due to the contingent nature of the conversion price, the company accounted for beneficial conversion feature and derivative liability on the note. The convertible promissory notes with the investment firm totaled $565,000 at December 31, 2011 and December 31, 2010 and are summarized as follows:

Convertible Notes
	Issue date	Maturity	Principal	Interest Rate	Date of Default
(A)	12/31/2008	1/5/2010	90,000	8.00%	1/5/2010
(A)	1/16/2009	1/5/2010	100,000	8.00%	1/5/2010
(A)	1/23/2009	1/5/2010	50,000	8.00%	1/5/2010
(A)	2/2/2009	1/5/2010	25,000	8.00%	1/5/2010
(A)	3/9/2009	1/5/2010	10,000	8.00%	1/5/2010
(B)	4/8/2009	4/8/2010	50,000	8.00%	4/8/2010

	6/23/2009	6/23/2010	25,000	8.00%	6/23/2010
	7/1/2009	7/1/2010	*	8.00%	7/2/2010
	7/6/2009	7/6/2010	20,000	8.00%	7/7/2010
	8/26/2009	8/31/2010	195,000	8.00%	9/1/2010
		Totals	$565,000
(A), Amounts borrowed were part of a master note agreement totaling $ 275,000

* This note was repaid in January 2011

January 5, 2009 Note:
From January 5, 2009 to March 9, 2009, the Company issued a $275,000 Convertible Note that matured on January 5, 2010. The note bears interest at a rate of 8% and is convertible into the Company’s common stock at any time at the holder’s option, at the conversion rate of 80% of the average rate of five preceding the closing date prior to notice of conversion.

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

During the year ended December 31, 2011 and 2010, the Company amortized $0 and $2,072 to current period operations as amortization of beneficial conversion feature.

The fair value of the described embedded derivative of $267,608 and $134,590 at December 31, 2011 and 2010, respectively was determined using the Black Scholes Model with the following assumptions:

	2011	2010
Dividend yield:	-0-%	-0-%
Volatility	464.89%	188.56%
Risk free rate:	0.28%	0.62%

At December 31, 2011 and 2010, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating loss of $133,019 and $64,336, respectively.

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

During the year ended December 31, 2011 and 2010, the Company amortized $0 and $2,378 to current period operations as amortization of beneficial conversion feature.

The fair value of the described embedded derivative of $48,656 and $24,470 at December 31, 2011 and 2010, respectively was determined using the Black Scholes Model with the following assumptions:

	2011	2010
Dividend yield:	-0-%	-0-%
Volatility	464.89%	188.56%
Risk free rate:	0.28%	0.62%

At December 31, 2011 and 2010, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating loss of $24,185 and $2,560, respectively.

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

During the year ended December 31, 2011 and 2010, the Company amortized $0 and $4,449 to current period operations as amortization of beneficial conversion feature.

The fair value of the described embedded derivative of $24,328 and $12,235 at December 31, 2011 and 2010, respectively was determined using the Black Scholes Model with the following assumptions:

	2011	2010
Dividend yield:	-0-%	-0-%
Volatility	464.89%	188.56%
Risk free rate:	0.28%	0.62%

At December 31, 2011 and 2010, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating loss of $12,093 and gain of $951, respectively.

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

During the year ended December 31, 2011 and 2010, the Company amortized $0 and $88,360 to current period operations as amortization of beneficial conversion feature.

On January 22, 2011, the $100,000 of the Convertible Note was assigned to Shareholder at the $0.001 of conversion price. The Company recorded $582,973 as loss on change in term of note. On the same date the Company issued 333,333 no of Common stock against settlement of this Note of $100,000 and accrued interest of $12,482.

The fair value of the described embedded derivative of $209,220 and $154,166 at December 31, 2011 and 2010, respectively was determined using the Black Scholes Model with the following assumptions:

	2011	2010
Dividend yield:	-0-%	-0-%
Volatility	464.89%	188.56%
Risk free rate:	0.28%	0.62%

At December 31, 2011 and 2010, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating loss of $55,055 and $30,600, respectively.

B – Short-Term Notes Payable

The Company has borrowed funds from stockholders for working capital purposes from time to time. The loans are non-interest bearing, payable on demand and, consequently, reported as current liabilities. The Company has received $39,514 in advances since inception and made repayments of $7,019 in cash, resulting in a payable balance of $32,495. The outstanding balance as of December 31, 2011 and 2010 was $32,495.

C – Bonds Payable, Convertible and  Secured

The Company has entered into multiple convertible bond agreements with an investment firm that is also a minority stockholder of the Company.

The convertible bonds were listed below:

	Issue date	Maturity	Principal		Interest rate	Default rate	Date of Default
(A)	10/15/2008	10/15/2010	$1,058,407	*	9.00%	18.00%	1/15/2010
(B)	4/30/2009	10/31/2010	300,000		9.00%	18.00%	1/15/2010
(C)	10/12/2009	1/12/2010	252,000		9.00%	9.00%	1/13/2010
(D)	11/3/2009	2/3/2010	-	*	9.00%	9.00%	2/3/2010
	Totals		$1,610,407
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

The beneficial conversion feature is being amortized over the term of the debenture. During the year ended December 31, 2011 and 2010, the Company recorded amortization of the beneficial conversion feature related to this bond of $0 and $90,508, respectively.

The Company is in default under the terms of the Bond

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

The Company is in default under the terms of the Bond

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

The Company is in default under the terms of the Bond

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

The beneficial conversion feature is being amortized over the term of the debenture. During the year ended December 31, 2011 and 2010, the Company recorded amortization of the beneficial conversion feature related to this bond of $0 and $13,696, respectively

The Company is in default under the terms of the Bond

On August 23, 2010, the Company issued 2,363,500 shares of its Series I Preferred stock to a third party in connection  a payment by the third party  of  $193,599 in accrued interest and $451,593 in principal payable (an aggregate payment of $645,192)  to agent of  a  holder of certain of  the Company’s convertible bonds.

The Company and the  holder of the convertible bonds are currently in dispute as to the  application of  the $645,192 payment made to its agent.

The Company incurred bond issuance expenses which are being amortized over the period of bond. The amortization of issuance expenses were $45,605 and $51,948 for the year ended December 31, 2011 and 2010, respectively.

Interest expenses for the year ended December 31, 2011 and 2010 on this Convertible Bond were $267,193 and $294,995, respectively

NOTE 5 – STOCKHOLDERS’ DEFICIT

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

The FASB finalized ACS 815, “Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.” Under ASC 815, instruments which do not have fixed settlement provisions are deemed to be derivative instruments. In accordance with ASC 470-20, the Company has classified the Series I  Preferred Stock outside of permanent equity. The Company has determined that it needs to account for these imbedded beneficial conversion features, issued to holder in 2009 for its Convertible Preferred Stock, as derivative liabilities, and apply the provisions of ASC 815. The instruments have a ratchet provision (that adjusts the exercise price according to market rate i.e., at 85% of the market rate). As a result, the ratchet provision has been accounted for as derivative liabilities, in accordance with ASC 815. ASC 815, “Accounting for Derivative Instruments and Hedging Activities” (“ASC 815”) requires that the fair value of these liabilities be re-measured at the end of every reporting period with the change in fair value reported in the consolidated statement of  operations

The fair value of the embedded conversion features were measured using the Black-Scholes option pricing model as of the date of issuance and as of December 31, 2011 and 2010:

			Date of
	2011	2010	Issuance

Imbedded Beneficial Conversion Feature:
Risk-free rate	0.28%	0.62%	0.85%
Annual rate of dividends	0	0	0
Volatility	464.89%	188.56%	214.23%
Weighted Average life (years)	2.50	3.50	5.0

Fair Value	$10,197,576	$9,414,818	$10,034,407

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

The net value of the reset provision at the date of issuance was recorded as a derivative liability in the amount of $10,034,407 and  debited to beneficial conversion feature which was deducted from the face value of the preferred stock, since the preferred stock is a classified as temporary equity. This was immediately amortized in year 2009.

As of the date of the financial statements, the Company believes an event under the contract that would create an obligation to settle in cash or other current assets is remote and has classified the obligation as a long term liability.

At December 31, 2011 and 2010, the Company adjusted the recorded fair value of the reset derivative liability to market resulting in non-cash, non-operating loss of $782,757 and $896,714.

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

While the Company’s Certificate of Designation limited the issuance of the Series I Preferred shares to 10,200,000, the Company intends to amend the Certificate to correct this ministerial omission and increase the number of designated Series I  Preferred  shares to 12,563,000 , and accordingly has accounted for the issuance  consistent with the issuance of the previous 10,200,000 Series I Preferred shares

The fair value of the embedded conversion features were measured using the Black-Scholes option pricing model as of the date of issuance and as of December 31, 2011 and 2010:

			Date of
	2011	2010	Issuance

Imbedded Beneficial Conversion Feature:
Risk-free rate	0.28%	0.62%	0.68%
Annual rate of dividends	0	0	0
Volatility	464.89%	188.56%	180.22%
Weighted Average life (years)	3.65	4.65	5.0

Fair Value	$2,363,479	$2,265,368	$2,261,584

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

The net value of the reset provision at the date of issuance was recorded as a derivative liability in the amount of $645,192 (maximum limit to value of preferred stock) and debited to beneficial conversion feature which was deducted from the face value of the preferred stock, since the preferred stock is a classified as temporary equity. This was immediately amortized in 2010.

As of the date of the financial statements, the Company believes an event under the contract that would create an obligation to settle in cash or other current assets is remote and has classified the obligation as a long term liability.

At December 31, 2011 and 2010, the Company adjusted the recorded fair value of the reset derivative liability to market resulting in non-cash, non-operating loss of $98,111 and $1,620,176.

In December 2009, the Company disposed of its principal asset, the Mulunkay Gold Corp subsidiary. The Company has not received notice from the holders of the Preferred Stock exercising their rights under the terms of the Preferred Stock Designation to paid the liquidation preference of $1.00 per share , plus accrued and unpaid dividends

Common Stock

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

Warrants

A summary of the changes in outstanding warrants is as follows.

	Number of Shares	Weighted Average Exercise Price
Warrants Outstanding – January 1, 2011	33,335	$.09
Exercised During the Period	—
Issued During the Period	—
Expired During the Period	—
Warrants Outstanding – December 31, 2011	33,335	$.09

The warrants have an outstanding remaining contractual life of approximately 3 years as of December 31, 2011

NOTE 6 - OTHER MATERIAL CONTRACTS

In June 2009, the Company acquired a one year insurance policy with total premium of $20,760. As of December 31, 2010, total payments of $20,760 were made and $20,760 of the total premium has been amortized, resulting in a balance of $-0- as of December 31, 2010.

NOTE 7- GOING CONCERN

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has a recurring net losses, and total deficit accumulated including during pre-exploration stage is $18,420,870 and a working capital deficit (current liabilities minus current assets) at December 31, 2011 of $2,995,257. Additionally, current economic conditions in the United States and globally create significant problems attaining sufficient funding. Accordingly, management has encountered significant difficulties in obtaining financing. These items raise substantial doubt about the Company’s ability to continue as a going concern. In view of these matters, realization of the assets of the Company is dependent upon the Company’s ability to meet its financial requirements through equity financing, borrowing, and the success of future operations. These consolidated financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

		Common	Additional	Deficit Accumulated	Total Stockholders
	Preferred	Stock	Paid in	During Pre	Equity
	Stock	Amount	Capital	Exploration	(Deficit)
Balance December 31, 2009	$10,200	$93,132	$10,706,521	$(3,557,556)	$7,252,297

Reverse Stock Split	-	(92,822)	92,822	-	-

Reversal of interest Payable	-	-	-	149,112	149,112

Beneficial Conversion feature on Preferred Stock	(10,034,407)	-	-	-	(10,034,407)

Re-class	10,189,800		(10,189,800)	-	-

Amortization of Beneficial Conversion feature on Preferred Stock	10,034,407	-	-	-	10,034,407

Amortization of Beneficial Conversion on Convertible Debt	-	-	363,883	-	363,883

Change in Value of Derivative Liability	-	-	-	1,747,423	1,747,423

Change in Interest Expense and amortization of beneficial conversion feature	-	-	-	(10,682,980)	(10,682,980)

Balance December 31, 2009 (restated)	10,200,000	310	973,426	(12,344,001)	(1,170,265)

Removed Preferred Stock from Equity	(10,200,000)	-	-	-	(10,200,000)

Total Stockholder's equity (deficit) (before treasury stock)	$-	$310	$973,426	$(12,344,001)	$(11,370,265)

NOTE 9 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities:

		Fair Value Measurements at December 31, 2011 using:
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Debt derivative liabilities	$549,814	-	-	$549,814
Preferred stock derivative liabilities	$12,561,055			$12,561,055

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31, 2011:

Debt Derivative Liability
Balance, December 31, 2010	$12,005,649
Mark-to-market at December 31, 2011:
- Embedded debt derivatives	224,352
- Reset provisions relating to preferred stock	880,868
Balance, December 31, 2011	$13,110,869

Net loss for the period included in earnings relating to the liabilities held at December 31, 2011	$1,105,220

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of December 31, 2011, the Company performed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer), of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a - 15(e) or 15d - 15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation and due to the lack of segregation of duties and failure to implement accounting controls, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

Changes in Internal Controls

During the fiscal quarter ended December 31, 2011, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Our directors and executive officers, their ages and positions held are as follows:

Name	Age	Position with the Company
William Lieberman	35	President, Chief Executive Officer and Treasurer/Chief Financial Officer and a Director

William Lieberman.Mr. Lieberman is a Chartered Financial Analyst Candidate, Level one at the CFA Institute in New York, and earned a Masters in Business Administration from Hult International Business School in Boston, MA, in 2007.  He has an extensive track record in international mining, metal, plastic and advertising sales. Mr. Lieberman was vice president of sales and development for Zapoint, Inc. in Boston Massachusetts, where he was highly involved in all stages of financing and development for the solicitation and close of $1,250,000 of venture capital and angel investment. From 2005 through 2006, Mr. Lieberman was vice president of sales and development for Resource Polymers, Inc. in Toronto, Canada. During his tenure at Resource Polymers, Mr. Lieberman networked throughout Canada and internationally in global scrap markets, and provided arbitrage services to secondary metal and plastics markets. Mr. Lieberman is also the president/chief executive officer and treasurer/chief financial officer and a member of the board of directors of Fox Petroleum Inc., a publicly traded company on the Bulletin Board.

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

AUDIT COMMITTEE AND CHARTER

We do not have a separately-designated audit committee of the board. Audit committee functions are performed by our board of directors. Our director is not deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention, and treatment of complaints regarding accounting, internal controls, and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. .

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2011. The exception to the compliance is

ITEM 11. EXECUTIVE COMPENSATION

Executives have no compensation.

STOCK OPTIONS/SAW GRANTS IN FISCAL YEAR ENDED DECEMBER 31, 2011

The following table sets forth information as at December 31, 2011 relating to Stock Options that have been granted to the Named Executive Officers:

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of the date of this Annual Report, the following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of the date of this Annual Report, there are 620,771  shares of common stock outstanding.

Name and address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Position	Percent of Class
	-0-		-
William Lieberman 545 Eighth Ave Suite 401 New York, NY 10012	333,666	Prior President/Director	53%

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Annual Report. As of the date of this Annual Report, there are 643,771 shares issued and outstanding.

CHANGES IN CONTROL

We are unaware of any contract, or other arrangement or provision, the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

As of the date of this Annual Report, other than as disclosed below, none of our directors, officers or principal stockholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction or in any proposed transactions, which has materially affected or will materially affect us during fiscal year ended December 31, 2011.

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

The convertible promissory notes with the investment firm are summarized as follows:

Loan No.	Amount	Date	Maturity	Interest Rate
1	$90,000	12/31/2008	1/5/2010	8.00%
2	100,000	1/16/2009	1/5/2010	8.00%
3	50,000	1/23/2009	1/5/2010	8.00%
4	25,000	2/2/2009	1/5/2010	8.00%
5	10,000	3/9/2009	1/5/2010	8.00%
6	50,000	4/8/2009	4/8/2010	8.00%
7	75,000	4/27/2009	4/27/2010	8.00%
7	(75,000)	5/29/2009	payment
8	25,000	6/23/2009	6/23/2010	8.00%
9	100,000	7/1/2009	7/1/2010	8.00%
10	20,000	7/6/2009	7/6/2010	8.00%
11 (A)	195,000	8/27/2009	8/31/2010	8.00%
Balance, Dec. 31, 2009	$565,000

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

On March 30, 2009, we executed the Share Transfer Agreement whereby we purchased 100% ownership interest in Muluncay. In consideration of this acquisition, the Company issued a $3,600,000 promissory note to Pacifico, which carries an annual interest rate of 4.5% (compounded quarterly), and is payable in four $200,000 quarterly installments commencing 30 days following Muluncay’s reaching production of 400 tons per day. We would then pay $300,000 in quarterly installments until principal and interest is fully paid.We would also be required to pay an additional $1,800,000 investment to Muluncay with $800,000 due within 90 days following the Agreements execution date, and $1,000,000 due within 180 days of the execution date.

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

2011	$0
2010	$0

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

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

We currently do not have a designated Audit Committee, and accordingly, our Board of Directors’ policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to our Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

ITEM 15. EXHIBITS AND FINANCIAL SCHEDULES

The following exhibits are filed as part of this Annual Report.

31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification  pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification  pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS XBRL Instance Document
101.SCH XBRL Schema Document
101.CAL XBRL Calculation Linkbase Document
101.LAB XBRL Label Linkbase Document
101.PRE XBRL Presentation Linkbase Document
101.DEF XBRL Definition Linkbase Document

TRILLIANT EXPLORATION CORPORATION

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRILLIANT EXPLORATION CORPORATION

Dated: June 4, 2012	By:	/s/ WILLIAM LIEBERMAN
William Lieberman, President/Chief
Executive Officer

Dated: June 4, 2012	By:	/s/ WILLIAM LIEBERMAN
William Lieberman, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 4, 2012	By:	/s/ WILLIAM LIEBERMAN
Director