Form 10-Q
period 2012-03-31
TRILLIANT EXPLORATION CORP
filed 2012-06-08
CIK 1378948

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31 2012
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of March 31, 2012
Common Stock, $0.001	620,774

TRILLIANT EXPLORATION CORPORATION
Form 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

TRILLIANT EXPLORATION CORPORATION
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2012	2011
ASSETS	(unaudited)
Current Assets
Cash	$649	$—
Total Current Assets	649	—
TOTAL ASSETS	$649	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$270,915	$248,485
Convertible notes payable, current, net of debt discount (Note 2)	578,100	565,000
Accrued interest, convertible notes payable	133,619	122,298
Bonds payable, convertible and secured-related party	1,610,407	1,610,407
Accrued interest, convertible bonds payable-related party	483,005	416,572
Short-term notes payable-related party	32,495	32,495
Total Current Liabilities	3,108,541	2,995,257

Long-term Liabilities
Derivative liability	13,127,711	13,110,869
Total Long Term Liabilities	13,127,711	13,110,869
Total Liabilities	16,236,252	16,106,126

TEMPORARY EQUITY (Note 3)
Preferred stock, par value $.001, 200,000,000 shares authorized, 12,563,500 and 12,563,500 issued and outstanding, liquidation preference of $12,563,500 at March 31, 2012, and December 31, 2011, respectively	10,846,192	10,846,192

PERMANENT EQUITY STOCKHOLDERS' DEFICIT (Note 3)
Common stock, par value $.001, 1,000,000,000 shares authorized, 643,771 and 643,771 issued and 620,771 and 620,771 outstanding as of March 31, 2012 and December 31, 2011, respectively	644	644
Additional paid-in capital	1,667,908	1,667,908
Accumulated deficit during the pre-exploration stage	(12,344,011	(12,344,011)
Deficit accumulated	(6,206,336	(6,076,859)
Total Stockholder's (deficit) (before treasury stock)	(16,881,795	(16,752,318)
Treasury Stock (23,000 shares @ $443 per share) (Note 3)	(10,200,000	(10,200,000)

Total Stockholders' (Deficit)	(27,081,795	(26,952,318)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$649	$—

See accompanying notes to unaudited condensed consolidated financial statements.

TRILLIANT EXPLORATION CORPORATION
Condensed Consolidated Statements of Operations (unaudited)

	Three months ended March 31,
	2012	2011

Revenues	$—	$—

Operating Expenses
General and administrative expenses	41,781	6,573
Total Operating Expenses	41,781	6,573
Net Loss from Operations	(41,781)	(6,573)

Other income (expense)
Loss on Settlement of Debt	—	(583,333)
Gain (loss) in change in fair value of derivative liability	2,629	(694,855)
Amortization of beneficial conversion feature	(12,571)	—
Interest expense	(77,754)	(90,652)
Total Other Income (Expense)	(87,696)	(1,368,840)

Net Loss before income tax	(129,477)	(1,375,413)

Income taxes (benefit)	—	—

Net Loss	$(129,477)	$(1,375,413)

BASIC AND DILUTED LOSS PER SHARE
Net loss per share, continuing operations	$(0.21)	$(2.22)

Weighted Average Number of Common Shares
Outstanding ( Basic and Diluted)	620,771	620,771

See accompanying notes to unaudited condensed consolidated financial statements.

TRILLIANT EXPLORATION CORPORATION
Condensed Consolidated Statements of Cash Flows (unaudited)

	Three months ended March 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(129,477)	$(1,375,413)
Adjustments to reconcile net loss to net cash used
in operations:
Amortization of bond issue costs - related party	—	12,987
Amortization of beneficial conversion feature	12,571	—
Change in Fair value of derivative liability	(2,629)	694,855
Loss on Settlement of Debt	—	583,333
Changes in operating assets and liabilities:
Accounts payable	22,430	(4,877)
Accrued interest, convertible bonds payable -
related party	66,433	11,782
Accrued interest, convertible notes payable	11,321	65,883
Net Cash (Used In) Provided by Operating Activities	(19,351)	(11,450)

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash Used In Investing Activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	20,000	—
Net Cash Provided By Financing Activities	20,000	—

NET (DECREASE) INCREASE IN CASH	649	(11,450)

CASH AT BEGINNING OF THE YEAR	—	11,450
CASH AT END OF THE YEAR	$649	$0

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—

Non-Cash Investing and Financing Activities:

Common stock issued for settlement of debt and
accrued interest	$—	$112,482

See accompanying notes to unaudited condensed consolidated financial statements.

TRILLIANT EXPLORATION CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported a net loss from operations of $129,477  for the three month period ended March 31, 2012, accumulated deficit of $18,550,347 and total current liabilities in excess of current assets of $3,114,892 as of March 31, 2012.

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

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting standards, if adopted, will have   a material effect on our financial statements.

NOTE 2 - CONVERTIBLE NOTE PAYABLE ISSUED DURING PERIOD ENDED MARCH 31, 2012

The Company issued a $20,000 Convertible Note with a maturity date of March 16th, 2013. The note bears interest at a rate of 10% and is convertible into the Company’s common stock at any time at the holder’s option, at the conversion rate of 25% discount of the two lowest closing bid prices reported during the ten days preceding the closing date prior to notice of conversion.

The Company identified embedded derivatives related to the Convertible Note. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Note, the Company determined a fair value of $19,471 of the embedded derivative. The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	464.89%
Risk free rate:	0.33%

The initial fair value of the embedded debt derivative of $7,195 was allocated as a debt discount with the remainder ($12,276) charged to current period operations as interest expense.

The fair value of the described embedded derivative of $19,411 as of March 31, 2012 (unaudited) was determined using the Black Scholes Model with the following assumptions:

2012
Dividend yield:	-0-%
Volatility	464.89%
Risk free rate:	0.33%

At March 31, 2012 (unaudited), the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $60, respectively.

NOTE 3 – STOCKHOLDERS’ DEFICIT

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

The FASB finalized ACS 815, “Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.” Under ASC 815, instruments which do not have fixed settlement provisions are deemed to be derivative instruments. In accordance with ASC 470-20, the Company has classified the Series I Preferred Stock outside of permanent equity. The Company has determined that it needs to account for these imbedded beneficial conversion features, issued to holder in 2009 for its Convertible Preferred Stock, as derivative liabilities, and apply the provisions of ASC 815. The instruments have a ratchet provision (that adjusts the exercise price according to market rate i.e., at 85% of the market rate). As a result, the ratchet provision has been accounted for as derivative liabilities, in accordance with ASC 815. ASC 815, “Accounting for Derivative Instruments and Hedging Activities” (“ASC 815”) requires that the fair value of these liabilities be re-measured at the end of every reporting period with the change in fair value reported in the consolidated statement of  operations.

The fair value of the embedded conversion features were measured using the Black-Scholes option pricing model as of the date of issuance and as of March 31, 2012 and 2011 (unaudited):
			Date of
	2012	2011	Issuance

Imbedded Beneficial Conversion Feature:
Risk-free rate	0.33%	0.62%	0.85%
Annual rate of dividends	0	0	0
Volatility	464.89%	254.30%	214.23%
Weighted Average life (years)	2.50	3.50	5.0

Fair Value	$10,195,020	$9,979,654	$10,034,407

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

At March 31, 2012 and 2011(unaudited), the Company adjusted the recorded fair value of the reset derivative liability to market resulting in a non-cash, non-operating gain of $2,556 and a loss of $564,835.

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

While the Company’s Certificate of Designation limited the issuance of the Series I Preferred shares to 10,200,000, the Company intends to amend the Certificate to correct this ministerial omission and increase the number of designated Series I Preferred shares to 12,563,000, and accordingly has accounted for the issuance consistent with the issuance of the previous 10,200,000 Series I Preferred shares.

The fair value of the embedded conversion features were measured using the Black-Scholes option pricing model as of the date of issuance and as of March 31, 2012 and 2011(unaudited):

			Date of
	2012	2011	Issuance

Imbedded Beneficial Conversion Feature:
Risk-free rate	0.33%	0.70%	0.68%
Annual rate of dividends	0	0	0
Volatility	464.89%	254.30%	180.22%
Weighted Average life (years)	3.65	4.65	5.0

Fair Value	$2,363,479	$2,265,368	$2,261,584

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

At March 31, 2012 (unaudited) and 2011, the Company adjusted the recorded fair value of the reset derivative liability to market resulting in a non-cash, non-operating gain of $22 and a loss of $80,327, respectively.

In December 2009, the Company disposed of its principal asset, the Mulunkay Gold Corp subsidiary. The Company has not received notice from the holders of the Preferred Stock exercising their rights under the terms of the Preferred Stock Designation to pay the liquidation preference of $1.00 per share, plus accrued and unpaid dividends.

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

Warrants

A summary of the changes in outstanding warrants is as follows.

	Number of Shares	Weighted Average Exercise Price
Warrants Outstanding – January 1, 2012	33,335	$.09
Exercised During the Period	—
Issued During the Period	—
Expired During the Period	—
Warrants Outstanding – March 31, 2012 (unaudited)	33,335	$.09

The warrants have an outstanding remaining contractual life of approximately 2 ¾ years as of March 31, 2012 (unaudited)

FORWARD LOOKING STATEMENTS

Except for statements of historical fact, certain information contained herein constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are usually identified by our use of certain terminology, including “will,” “believes,” “may,” “expects,” “should,” “seeks,” “anticipates,” or “intends,” or by discussions of strategy or intentions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results or achievements to be materially different from any future results or achievements expressed or implied by such forward-looking statements. Such factors include, among others, our history of operating losses and uncertainty of future profitability; our lack of working capital and uncertainty regarding our ability to continue as a going concern; uncertainty of access to additional capital; risks inherent in mineral exploration; environmental liability claims and insurance; dependence on consultants and third parties as well as those factors discussed in the sections entitled “ Risk Factors ,” “ Business ,” and “ Management’s Discussion and Analysis of Financial Condition and Results of Operations .” If one or more of these risks or uncertainties materializes, or if underlying assumptions prove incorrect, our actual results may vary materially from those expected, estimated, or projected. Forward-looking statements in this document are not a prediction of future events or circumstances, and those future events or circumstances may not occur. Given these uncertainties, users of the information included herein, including investors and prospective investors are cautioned not to place undue reliance on such forward-looking statements. We do not assume responsibility for the accuracy and completeness of these statements.

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

Net Income or (Loss) Per Share of Common Stock

Basic and diluted loss per common share is based upon the weighted average number of common shares outstanding during the period computed under the provisions of Accounting Standards Codification subtopic 260-10, Earnings per Share (“ASC 260-10”). All primary dilutive common shares have been excluded since the inclusion would be anti-dilutive. Such shares consist of the following:

	3/31/2012	3/31/2011
Common shares outstanding (Basic)	620,771	620,771
Conversion of convertible debt	23,741,667	62,015
Conversion of convertible notes	8,714,427	675,154
Conversion of convertible preferred shares	418,783,333	10,204,272
Conversion of warrants	33,333	31,477
Common shares outstanding (Diluted)	451,072,760	11,593,689

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

Accounting Standards Codification subtopic 815-40, Derivatives and Hedging; Contracts in Entity’s own Equity (“ASC 815-40”) became effective for the Company. The Company ’ s Convertible Preferred Stock and Convertible debt has certain provisions that require the Company to change conversion price of the Convertible debt and Convertible Preferred Stock based on the discounted market value. Upon the effective date, the provisions of ASC 815-40 required a reclassification to liability based on the reset feature of the agreements. Therefore, in accordance with ASC 815-40, the Company determined the fair value of the initial reset provision on preferred stock and convertible debt using the Black-Scholes formula assuming no dividends, a risk-free interest rate of 0.68%-0.85%, expected volatility of 155.49%-214.23%, and expected life of 1 and 5 years. The net value of the reset provision at the date of adoption of ASC 815-40 was recorded as a derivative liability on the balance sheet and a reduction to convertible redeemable preferred stock and convertible debt. Changes in fair value are recorded as non-operating, non-cash income or expense at each reporting date.  The fair value of the preferred stock and convertible debt at March 31, 2012 was determined using the Black Scholes Option Pricing Model with the following assumptions:

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

RESULTS OF OPERATION

Three Month Period Ended March 31, 2012 Compared to Three Month Period Ended March 31, 2011.

Our net loss for the three months period ended March 31, 2012 was $129,467 compared to a net loss of $1,375,413 during the three month period ended March 31, 2012, a change of $1,245,936. During the three month periods ended March 31, 2012 and 2011, we did not generate any revenue from continuing operations.

During the three month period ended March 31, 2012, we incurred operating expenses of $41,781 compared to $6,573 incurred during the three month period ended March 31, 2011, a decrease of $35,208. These expenses incurred during the three month period ended March 31, 2012 consisted of: (i) professional fees of $38,500 (2011: $5,000); and (ii) other general and administrative expenses of $3,281 (2011: $1,573). The increase in operating expenses incurred during the three month period ended March 31, 2012 from the three month period ended March 31, 2011 was primarily attributable to professional fees. Operating expenses reflect the limited scope and scale of our business operations.

Other income (expense) was incurred during the three month period ended March 31, 2012 of ($87,696) (2011: ($1,368,840). Other income (expense) during the quarter ended March 31, 2012 consisted of: (i) interest expense (including amortization of beneficial conversion feature) of ($90,325) compared to ($90,652) during the three month period ended March 31, 2011; and (ii) change in derivative liability of ($2,629) ((2011: ($694,855)). During the first quarter of 2011 we experienced a loss on extinguishment of debt of $583,333.

Therefore, this resulted in a net loss applicable to common shares during the three month period ended March 31, 2012 of $129,477 compared to a net loss applicable to common shares during the three month period ended March 31, 2011 of $1,375,413.

LIQUIDITY AND CAPITAL RESOURCES

Three Month Period Ended March 31, 2012

As at March 31, 2012, our current assets and total assets were $649 in cash. Our current liabilities were $3,108,541, which resulted in a working capital deficit of $3,107,892. As of March 31, 2012, liabilities were primarily comprised of: (i) $270,915 in accounts payable; (ii) $578,100 in convertible notes payable, net, current; (iii) $1,610,407 of convertible bonds payable, and (iv) $616,623 of accrued interest payable. The increase in liabilities during the three month period ended March 31, 2012 from fiscal year ended December 31, 2011 was primarily due to the Company issuing a convertible note payable along with applicable accrued interest, and the change in the value of the derivative liability.

Stockholders’ deficit increased from $26,952,318 for fiscal year ended December 31, 2011 to $27,081,795 for the three month period ended March 31, 2012.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended March 31, 2012, net cash flows used in operating activities was $19,351 consisting primarily of a net loss of $129,477 as adjusted by $12,571 in amortization of debt discounts, and $2,629 change in derivative liability.

Cash Flows from Investing Activities

We did not engage in any investing activities during the three month period ended March 31, 2012.

Cash Flows from Financing Activities

For the three month period ended March 31, 2012, net cash flows provided from financing activities was $20,000 compared to $0 for the three month period ended March 31, 2011.

PLAN OF OPERATION AND FUNDING

A substantial portion of quarter ended December 31, 2010 was dedicated to the Muluncay mining project and financing. As at March 31, 2012, our cash and cash equivalents were $649. For the three month period ended March 31, 2012, we incurred a net loss of $129,477. Net cash provided by financing activities for the three month period ended March 31, 2012 was $20,000. The accumulated deficit is due to losses incurred on the disposal of Muluncay and general & administrative costs, change in the derivative liability, salaries and wages, note and bond interest, and professional fees. The orchestration and execution of our business acquisitions resulted in increased professional fees and the need for funding.

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
Contractual Obligations	Total	Less than one year	1 – 3 Years	3 – 5 Years	More than 5 Years
Convertible Bonds	$1,610,407	$1,610,407	$—	$—	$—
Convertible Notes Payable	585,000	585,000
Total	$2,195,407	$2,195,407	$—	$—	$—

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our December 31, 2011 and December 31, 2010 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

Number of Employees

As of March 31, 2012  the Company had one (1) part-time  employee.

Disclosure of Contractual Obligations

The Company does not have any significant contractual obligations which could negatively impact our results of operations and financial condition.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MATERIAL RISK

ITEM 4. CONTROLS AND PROCEDURES EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of March 31, 2012, the Company performed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer), of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a - 15(e) or 15d - 15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation and due to the lack of segregation of duties and failure to implement accounting controls, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

Changes in Internal Controls

During the fiscal quarter ended March 31, 2012, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINING SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None.

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

TRILLIANT EXPLORATION CORPORATION

Dated: June 8, 2012	By:	/s/ WILLIAM LIEBERMAN
William Lieberman, President/Chief
Executive Officer

Dated: June 8, 2012	By:	/s/ WILLIAM LIEBERMAN
William Lieberman, Chief Financial Officer