Form 10-Q
period 2012-06-30
TRILLIANT EXPLORATION CORP
filed 2012-08-16
CIK 1378948

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-138332

TRILLIANT EXPLORATION CORPORATION
(Name of small business issuer in its charter)

Nevada	20-0936313
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

545 Eighth Avenue, Suite 401, New York, New York 10019
(Address of principal executive offices)

(212) 203-0310
(Issuer’s telephone number)

_____________________________________
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of June 30, 2012
Common Stock, $0.001	5,580,814

EXPLANATORY NOTE

This Quarterly  Report on Form 10-Q for the quarter ended June 30, 2012 contains unaudited financial statements that have not been reviewed  by our independent registered public accounting firm in accordance with Article 10 of SEC Regulation S-X.

TRILLIANT EXPLORATION CORPORATION
Form 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

TRILLIANT EXPLORATION CORPORATION
Consolidated Balance Sheet
Unaudited

	June 30,	March 31,	Dec. 31,
	2012	2012	2011
	(unaudited)	(unaudited)	(audited)
ASSETS
Current Assets
Cash	250	649	-
Total Current Assets	$250	$649	$-

Other Assets
Bond issue costs, net related party (Note 4C)	-	-	-
TOTAL ASSETS	$250	$649	$-

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities
Accounts payable	$286,047	$270,915	$248,485
Convertible notes payable - related parties	537,836	578,100	565,000
Accrued interest, convertible notes payable -related parties	170,058	133,619	122,298
Bonds payable, convertible bonds payable- related party	1,625,539	1,610,407	1,610,407
Accrued interest, convertible bonds payable -related parties	549,438	483,005	416,572
Short term notes payable - related party	32,495	32,495	32,495
Total current liabilities	3,201,413	3,108,541	2,995,257

Long-term Liabilities
Derivative liability	13,127,711	13,127,711	13,110,869
Total Long-term Liabilities	13,127,711	13,127,711	13,110,869
Total Liabilities	16,329,124	16,236,252	16,106,126

TEMPORARY EQUITY
Preferred stock, par value $0.001, 200,000,000 authorized,
12,563,500 issued and outstanding, liquidation preference of
12,563,500 at June 2012 and March 2012, respectively	10,846,192	10,846,192	10,846,192

PERMANENT EQUITY
STOCKHOLDERS' DEFICIT
Common stock par value $0.001, 1,000,000,000 shares authorized
5,580,814 issued and outstanding and 620,771 as of June 30, 2012 and
March 31, 2012, respectively	5,581	644	644
Additional paid in capital	1,720,193	1,667,908	1,667,908
Accumulated deficit during pre-exploration stage	(12,344,011)	(12,344,011)	(12,344,011)
Deficit accumulated	(6,356,829)	(6,206,336)	(6,076,859)
Total Stockholders' equity (deficit) (before treasury stock)	(16,975,066)	(16,881,795)	(16,752,318)
Treasury stock	(10,200,000)	(10,200,000)	(10,200,000)
Total Stockholders' Deficit	(27,175,066)	(27,081,795)	(26,952,318)
Total Liabilities and Stockholders' Deficit	250	649	-

See accompanying notes to unaudited condensed consolidated financial statements.

TRILLIANT EXPLORATION CORPORATION
Consolidated Statement of Operations
Unaudited

	For the three ended June 30,		For the six months ended June 30
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$-	$-	$-	$-

Operating Expenses
General and administrative expenses	104,940	1,350	146,721	7,923
Total operating expense	104,940	1,350	146,978	7,923
Net loss from Operations	(104,940)	(1,350)	(146,978)	(7,923)

Other income (expense)
Loss on settlement of debt	-	-	-	(583,333)
Gain (loss) in change in fair value of derivative liability	-	(436,054)	2,629	(1,130,909)
Amortization of beneficial conversion feature	(13,348)	-	(25,919)	-
Interest expense	(45,296)	(90,593)	(123,050)	(181,245)
Total Other Income (Expense)	(58,644)	(526,647)	(146,340)	(1,895,487)

Net Loss before income tax	(163,584)	((527,997)	293,318)	(1,903,410)

Income taxes (benefit)	-	-	-	-

Net Loss	(163,584)	(527,997)	(293,318)	(1,903,410)

BASIC AND DILUTED LOSS PER SHARE
Net loss per share, continuing operations	$(0.10)	$(0.85)	$(0.46)	$(3.28)

Weighted Average, Number of Common Shares
Outstanding (Basic and Diluted)	1,667,891	620,774	643,413	580,258

See accompanying notes to unaudited condensed consolidated financial statements.

TRILLIANT EXPLORATION CORPORATION
Consolidated Statement of Cash Flows
Unaudited

	The three months	The three months
	Ended June 30	ended March 31
	2012	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(163,584)	$(129,477)
Adjustments to reconcile net loss to net cash used in operations
Amortization of bond issue-costs	-
Amortization of conversion feature	13,348	12,571
Change in fair value derivative liability		(2,629)
Changes in operating assets and liabilities:
Accounts payable	5,132	22,430
Accrued interest- convertible bonds payable	40,264	66,433
Accrued interest- Convertible notes payable	36,439	11,321
Net cash (used in) provided by operating activities	(58,401)	(19,351)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for services	4,937
Additional paid-in capital	52,285
Proceeds of notes payable	780	20,000
Net cash provided by financing activities	58,002	20,000

NET INCREASE (DECREASE) IN CASH	(399)	649

CASH AT BEGINNING OF THE PERIOD	649	-
CASH AT END OF PERIOD	$250	$649

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

TRILLIANT EXPLORATION CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported a net loss from operations of $163,584, for the three month period ended June 30, 2012, $ 293,318 for the six months ended June 30, 2012, and accumulated deficit of $18,697,840 and total current liabilities in excess of current assets of $3,201,116 as of June 30, 2012.

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

The fair value of the embedded conversion features were measured using the Black-Scholes option pricing model as of the date of issuance and as June 30 and 2011 (unaudited):

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

At June 30, 2012 and 2011(unaudited), the Company adjusted the recorded fair value of the reset derivative liability to market resulting in a non-cash, non-operating gain of $2,556 and a loss of $564,835.

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

The fair value of the embedded conversion features were measured using the Black-Scholes option pricing model as of the date of issuance and as of June 30, 2012 and 2011(unaudited):

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

Warrants

A summary of the changes in outstanding warrants is as follows.

	Number of Shares	Weighted Average Exercise Price
Warrants Outstanding – January 1, 2012	33,335	$.09
Exercised During the Period	-
Issued During the Period
Expired During the Period	—
Warrants Outstanding – March 31, 2012 (unaudited)	33,335	$.09

The warrants have an outstanding remaining contractual life of approximately 2 .67 years as of June 30, 2012 (unaudited)

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

Cash and Cash Equivalents

Cash and cash equivalents consists principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase. The Company had $250 and $0 in cash and cash equivalents as of June 30, 2012 and December 31, 2011, respectively.

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

Net Income or (Loss) Per Share of Common Stock

Basic and diluted loss per common share is based upon the weighted average number of common shares outstanding during the period computed under the provisions of Accounting Standards Codification subtopic 260-10, Earnings per Share (“ASC 260-10”). For the three month period the weighted average number of shares issued and outstanding is 1,677,891 for the period and 620,744 for the period ended June 30, 2011.

Goodwill and Other Intangibles

As of June 30, 2012, the Company held no Goodwill. The Company possesses no other intangible assets.

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

RESULTS OF OPERATION

Three Month Period Ended June 30, 2012 Compared to Three Month Period Ended June 30, 2011.

Our net loss for the three months period ended June 30, 2012 was $163,584 compared to a net loss of $526,647 during the three month period ended June 30, 2012, a change of $363,063. During the three month periods ended June 30, 2012 and 2011, we did not generate any revenue from continuing operations.

During the three month period ended June 30, 2012, we incurred operating expenses of $104,940 compared to $1,350 incurred during the three month period ended June 30, 2011, an increase of $103,590. These expenses incurred during the three month period ended June 30, 2012 consisted of: (i) consulting and management fees of $103,200; and (ii) other general and administrative expenses of $1,350 (2011: $1,573). The increase in operating expenses incurred during the three month period ended June 30, 2012 from the three month period ended June 30, 2011 was primarily attributable to consulting fees. Operating expenses reflect the limited scope and scale of our business operations.

Other income (expense) was incurred during the three month period ended June 30, 2012 of ($58,644) (2011: ($527,997). Other income (expense) during the quarter ended June 30, 2012.

Therefore, this resulted in a net loss applicable to common shares during the three month period ended June 30, 2012 of $163,584 compared to a net loss applicable to common shares during the three month period ended June 30, 2011 of $527,997.

LIQUIDITY AND CAPITAL RESOURCES

Three Month Period Ended June 30, 2012

As at June 30, 2012, our current assets and total assets were $250in cash. Our current liabilities were $3,201,413, which resulted in a working capital deficit of $3,201,163.  As of June 30, 2012, liabilities were primarily comprised of: (i) $286,047 in accounts payable; (ii) $537,836 in convertible notes payable, net, current; (iii) $1625,539 of convertible bonds payable, and (iv) $718,496 of accrued interest payable. The increase in liabilities during the three month period ended June 30, 2012 from fiscal year ended December 31, 2011 was primarily due to the Company issuing a convertible note payable along with applicable accrued interest, and the change in the value of the derivative liability.

Stockholders’ deficit increased from $26,952,318 for fiscal year ended December 31, 2011 to $27,175, 066 for the six month period ended June 30, 2012.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended June 30, 2012, net cash flows used in operating activities was $58,401 consisting primarily of a net loss of $163,584 as adjusted by $13,348 in amortization of debt discounts, and $91,835 changes  in operating assets and liabilities.

Cash Flows from Investing Activities

We did not engage in any investing activities during the three month period ended June 30, 2012.

Cash Flows from Financing Activities

For the three month period ended June 30, 2012, net cash flows provided from financing activities was $58,002 compared to $20,000 for the three month period ended March 31, 2012.

PLAN OF OPERATION AND FUNDING

A substantial portion of quarter ended December 31, 2010 was dedicated to the Muluncay mining project and financing. As at June 30 2012, our cash and cash equivalents were $250. For the three month period ended June 30, 2012, we incurred a net loss of $163,584. Net cash provided by financing activities for the three month period ended June 30, 2012 was $58,002. The accumulated deficit is due to losses incurred on the disposal of Muluncay and general & administrative costs, change in the derivative liability, salaries and wages, note and bond interest, and professional fees. The orchestration and execution of our business acquisitions resulted in increased professional fees and the need for funding.

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

GOING CONCERN

The independent auditors' report accompanying our December 31, 2012 and December 31, 2011 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

Number of Employees

As of June 30, 2012  the Company had one (1) part-time  employee.

Disclosure of Contractual Obligations

The Company does not have any significant contractual obligations which could negatively impact our results of operations and financial condition.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MATERIAL RISK

None

ITEM 4. CONTROLS AND PROCEDURES EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of June 30, 2012, the Company performed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer), of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a - 15(e) or 15d - 15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation and due to the lack of segregation of duties and failure to implement accounting controls, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

Changes in Internal Controls

During the fiscal quarter ended June 30, 2012, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

 ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of securities during the period of this report. Nonetheless, the Company issued 4,960,043 restricted shares of common stock for services at par value.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINING SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits

Exhibit Number	Description

Exhibit 31.1	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit 32.1	Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
________
* Filed herewith

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

TRILLIANT EXPLORATION CORPORATION

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRILLIANT EXPLORATION CORPORATION

Dated: August 16, 2012	By:	/s/ WILLIAM LIEBERMAN
William Lieberman, President/Chief Executive Officer

Dated: August 16, 2012	By:	/s/ WILLIAM LIEBERMAN
William Lieberman, Chief Financial Officer