Form 10-Q
period 2012-09-30
TRILLIANT EXPLORATION CORP
filed 2012-11-07
CIK 1378948

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended Sept. 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of September 30, 2012
Common Stock, $0.001	100,609,795

EXPLANATORY NOTE:

This Quarterly report for the period ending September 30, 2012 contains unaudited financial statements which have not been reviewed by our independent registered public accounting firm in accordance with Article 10 of SEC Regulation S-X.

TRILLIANT EXPLORATION CORPORATION
Form 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

TRILLIANT EXPLORATION CORPORATION
Consolidated Balance Sheet
Unaudited

	September 30,	June 30,	December 31,
	2012	2012	2011
	(unaudited)	(unaudited)
ASSETS
Current Assets
Cash	$-	$250	-
Total Current Assets	$-	$250	$-

Other Assets
Bond issue costs, net related party (Note 4C)		-	-
TOTAL ASSETS	$-	$250	$-

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities
Accounts payable	$298,359	$286,047	$248,485
Convertible notes payable - related parties	537,836	537,836	565,000
Accrued interest, convertible notes payable -related parties	193,811	170,058	122,298
Bonds payable, convertible bonds payablee- related party	1,625,539	1,625,539	1,610,407
Accrued interest, convertible bonds payable -related parties	615,870	549,438	416,572
Shrot term notes payable - related party	32,495	32,495	32,495
Total current liabilities	3,291,329	3,201,413	2,995,257

Long-term Liabilities
Derivative liability	13,127,711	13,127,711	13,110,869
Total Long-term Liabilities	13,127,711	13,127,711	13,110,869
Total Liabilities	16,419,040	16,329,124	16,106,126

TEMPORARY EQUITY
Preferred stock, par value $0.001, 200,000,000 authorized,
0 issued and outstanding, liquidation preference of
12,563,500 at Sept 2012 and June 2012, respectively	10,834,205	10,846,192	10,846,192

PERMANENT EQUITY
STOCKHOLDERS' DEFICIT
Common stock par value $0.001, 1,000,000,000 shares
authorized 5,580,814 issued and outstanding and 620,771 as
of Sept 30, 2012 and June, 2012, respectively	5,581	5,581	644
Additional paid in capital	1,720,193	1,720,193	1,667,908
Acciumulated deficit during pre-exploration stage	(12,344,011)	(12,344,011)	(12,344,011)
Defecit accumulated	(6,472,262)	(6,356,829)	(6,076,859)
Total Stockholders' equity (deficit) (before treasury stock)	(17,090,499)	(16,975,066)	(16,752,318)
Treasury stock	(10,174,733.0)	(10,200,000)	(10,200,000)
Total Stockholders' Deficit	(27,265,232)	(27,175,066)	(26,952,318)
Total Liabilities and Stockholders' Deficit	$-	250	-

See accompanying notes to unaudited condensed consolidated financial statements.

TRILLIANT EXPLORATION CORPORATION
Consolidated Statement of Operations
Unaudited

	For the three months	For the nine months	For the three months	For the six months
	ended	ended	ended	ended
	Sept. 30	Sept. 30	June 30,	June 30,
	2012	2012	2012	2012

	$-	$-	$-	$-
Revenues

Operating Expenses
General and administrative expenses	584	147,305	104,940	146,721
Total operating expense	584	147,305	104,940	146,978
Net loss from Operations	(584)	147,305	(104,940)	(146,978)

Other income (expense)
Loss on settlement of debt				-
Gain (loss) in change in fair value of derivative liability		2,629	-	2,629
Amortization of beneficial conversion feature	(12,571)	(38,490)	(13,348)	(25,919)
Interest expense	(102,872)	(225,922)	(45,296)	(123,050)
Total Other Income (Expense)			(58,644)	(146,340)

Net Loss before income tax	(115,443)	(408,761)	(163,584)	(293,318)

Income taxes (benefit)			-	-

Net Loss	(115,443)	(408,761)	(163,584)	(293,318)

BASIC AND DILUTED LOSS PER SHARE
Net loss per share, continuing operations	$(0.07)		$(0.10)	$(0.46)

Weighted Average, Number of Common Shares
Outstanding (Basic and Diluted)	1,667,891		1,667,891	643,413

See accompanying notes to unaudited condensed consolidated financial statements.

TRILLIANT EXPLORATION CORPORATION
Consolidated Statement of Cash Flows
Unaudited

The three months
ended Sept. 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(115,443)
Adjustments to reconcile net loss to net cash used in operations
Amortization of bond issue-costs
Amortization of conversion feature	12,581
Change in fair value derivative liability
Changes in operating assets and liabilities:
Accounts payable	12,312
Accrued interest- convertible bonds payable	66,433
Accrued interest- Convertible notes payable	23,753
Net cash (used in) provided by operating activities
$(364)
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	-

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for services	0
Additional paid-in capital
Proceeds of notes payable	-
Net cash provided by financing activities	-

NET INCREASE (DECREASE) IN CASH	(364)

CASH AT BEGINNING OF THE PERIOD	250
CASH AT END OF PERIOD	(114)

SUPPLEMENTAL CASH FLOW INFORMATION	$-
Cash paid for income taxes	$-
Cash paid for interest

See accompanying notes to unaudited condensed consolidated financial statements.

TRILLIANT EXPLORATION CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Sept. 30, 2012

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported a net loss from operations of $115,443, for the three month period ended Sept. 30, 2012, $408,761 for the nine months ended Sept. 30, 2012, and accumulated deficit of $18,816,273 and total current liabilities in excess of current assets of $3,291,329 as of  September 30, 2012.

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

NOTE 2 - CONVERTIBLE NOTE PAYABLE ISSUED DURING PERIOD ENDED JUNE 30, 2012

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

The fair value of the described embedded derivative of $19,411 as of June 30, 2012 (unaudited) was determined using the Black Scholes Model with the following assumptions:

2012
Dividend yield:	-0-%
Volatility	464.89%
Risk free rate:	0.33%

At June 30, 2012 (unaudited), the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $60, respectively.

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

The fair value of the embedded conversion features were measured using the Black-Scholes option pricing model as of the date of issuance and as September 30, 2012 and 2011 (unaudited):

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

At September 30, 2012 and 2011(unaudited), the Company adjusted the recorded fair value of the reset derivative liability to market resulting in a non-cash, non-operating gain of $2,556 and a loss of $564,835.

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

The fair value of the embedded conversion features were measured using the Black-Scholes option pricing model as of the date of issuance and as of September 30, 2012 and 2011(unaudited):

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

At June 30, 2012 (unaudited) and 2011, the Company adjusted the recorded fair value of the reset derivative liability to market resulting in a non-cash, non-operating gain of $22 and a loss of $80,327, respectively.

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

Warrants

A summary of the changes in outstanding warrants is as follows.

	Number of Shares	Weighted Average Exercise Price

Warrants Outstanding – January 1, 2012	33,335	$.09
Exercised During the Period	-
Issued During the Period
Expired During the Period	—
Warrants Outstanding – Sept 30, 2012 (unaudited)	33,335	$.09

The warrants have an outstanding remaining contractual life of approximately 2.33 years as of Sept. 30, 2012 (unaudited)

NOTE 4 SUBSEQUENT EVENTS

On September 30, 2012, the Board of directors voted to cancel all preferred shares effective during the third quarter.  At the time the financial statements were completed the cancellation had not yet completed.  The financial statement will not reflect the effect of the cancellation until all the common shares associated with the cancellation have been issued.

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

Cash and Cash Equivalents

Cash and cash equivalents consists principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase. The Company had $(114) and $250 in cash and cash equivalents as of Sept 30, 2012 and June 30, 2012, respectively.

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

Property, Plant, and Equipment

Property and equipment are stated at cost. Depreciation and amortization are determined using the straight-line method over estimated useful lives of the assets. All property, plant, and equipment were disposed of and any gains and losses on the disposal are included in discontinued operations as disclosed in Note 10. As of September 30, 2012, the Company held no property, plant or equipment.

Net Income or (Loss) Per Share of Common Stock

Basic and diluted loss per common share is based upon the weighted average number of common shares outstanding during the period computed under the provisions of Accounting Standards Codification subtopic 260-10, Earnings per Share (“ASC 260-10”). For the three month period the weighted average number of shares issued and outstanding is 1,677,891 for the period and 1,677,891 for the period ended September 30, 2012.

Goodwill and Other Intangibles

As of Sept 30, 2012, the Company held no Goodwill. The Company possesses no other intangible assets.

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

Accounting Standards Codification subtopic 815-40, Derivatives and Hedging; Contracts in Entity’s own Equity (“ASC 815-40”) became effective for the Company. The Company ’ s Convertible Preferred Stock and Convertible debt has certain provisions that require the Company to change conversion price of the Convertible debt and Convertible Preferred Stock based on the discounted market value. Upon the effective date, the provisions of ASC 815-40 required a reclassification to liability based on the reset feature of the agreements. Therefore, in accordance with ASC 815-40, the Company determined the fair value of the initial reset provision on preferred stock and convertible debt using the Black-Scholes formula assuming no dividends, a risk-free interest rate of 0.68%-0.85%, expected volatility of 155.49%-214.23%, and expected life of 1 and 5 years. The net value of the reset provision at the date of adoption of ASC 815-40 was recorded as a derivative liability on the balance sheet and a reduction to convertible redeemable preferred stock and convertible debt. Changes in fair value are recorded as non-operating, non-cash income or expense at each reporting date.  The fair value of the preferred stock and convertible debt at June 30, 2012 was determined using the Black Scholes Option Pricing Model with the following assumptions:

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

RESULTS OF OPERATION

Three Month Period Ended Sept 30, 2012 Compared to Three Month Period Ended June 30, 2012.

Our net loss for the three months period ended Sept. 30, 2012 was $115,443 compared to a net loss of $163,584 during the three month period ended June 30, 2012, a change of $48,141. During the three month periods ended Sept. 30, 2012 and 2011, we did not generate any revenue from continuing operations.

During the three month period ended Sept.30, 2012, we incurred operating expenses of $584 compared to $104,940 incurred during the three month period ended June 30, 2012, a decrease of $146,721. The decrease in operating expenses incurred during the three month period ended Sept. 30, 2012 was primarily attributable to the elimination of office expense, use of consultants and professionals charges. Operating expenses reflect the limited scope and scale of our business operations.

Other income (expense) was incurred during the three month period ended Sept. 30, 2012 of ($115,443)

Therefore, this resulted in a net loss applicable to common shares during the three month period ended Sept 30, 2012 of $116,027.

LIQUIDITY AND CAPITAL RESOURCES

Three Month Period Ended Septeber 30, 2012

As at Sept 30, 2012, our current assets and total assets were $0 in cash. Our current liabilities were $3,291,329 including a bank overdraft of $114.00, which resulted in a working capital deficit of $3,291,329.  As of Sept. 30, 2012, liabilities were primarily comprised of: (i) $298,359 in accounts payable; (ii) $537,836 in convertible notes payable, net, current; (iii) $1,625,539 of convertible bonds payable, and (iv) $809,681 of accrued interest payable. The increase in liabilities during the three month period ended Sept. 30, 2012 from fiscal year ended December 31, 2011 was primarily due to the Company issuing a convertible note payable along with applicable accrued interest, and the change in the value of the derivative liability.

Stockholders’ deficit increased from $26,952,318 for fiscal year ended December 31, 2011 to $27,265,826 for the nine month period ended Sept. 30, 2012.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended Sept 30, 2012, net cash flows used in operating activities was $1,128 consisting primarily of a net loss of $116,207  as adjusted by $12,581 in amortization of debt discounts, and $107,498 changes  in operating assets and liabilities.

Cash Flows from Investing Activities

We did not engage in any investing activities during the three month period ended Sept 30, 2012.

Cash Flows from Financing Activities

For the three month period ended Sept 30, 2012, net cash flows provided from financing activities was $764.

PLAN OF OPERATION AND FUNDING

A substantial portion of quarter ended December 31, 2010 was dedicated to the Muluncay mining project and financing. As at Sept 30 2012, our cash and cash equivalents were $0.00. For the three month period ended Sept. 30, 2012, we incurred a net loss of $116,207. Net cash provided by financing activities for the three month period ended Sept. 30, 2012 was $764.00. The accumulated deficit is due to losses incurred on the disposal of Muluncay and general & administrative costs, change in the derivative liability, salaries and wages, note and bond interest, and professional fees. The orchestration and execution of our business acquisitions resulted in increased professional fees and the need for funding.

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

GOING CONCERN

The independent auditors' report accompanying our December 31, 2011 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

Number of Employees

As of Sept 30, 2012  the Company had one (1) part-time  employee.

Disclosure of Contractual Obligations

The Company does not have any significant contractual obligations which could negatively impact our results of operations and financial condition.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MATERIAL RISK

None

ITEM 4. CONTROLS AND PROCEDURES EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of Sept. 30, 2012, the Company performed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer), of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a - 15(e) or 15d - 15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation and due to the lack of segregation of duties and failure to implement accounting controls, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

Changes in Internal Controls

During the fiscal quarter ended Sept. 30, 2012, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINING SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits

Exhibit Number	Description
Exhibit 31.1	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
Exhibit 32.1	Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith

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

TRILLIANT EXPLORATION CORPORATION

Dated: November 6, 2012	By:	/s/ WILLIAM LIEBERMAN
William Lieberman, President/Chief
Executive Officer

Dated: November 6, 2012	By:	/s/ WILLIAM LIEBERMAN
William Lieberman, Chief Financial Officer