Form 10-K
period 2012-12-31
TRILLIANT EXPLORATION CORP
filed 2013-04-15
CIK 1378948

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGON, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐    TRANSITION REPORT PURSUANT TO SECTOPM 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to_______

COMMISSION FILE NO. 333-138332

TRILLIANT EXPLORATION CORPORATION
(Name of small business issuer in its charter)

NEVADA	20-0936313
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

545 Eighth Avenue Suite 401
New York, NY 10018
(212) 560-5195
(Issuer’s address and telephone number)

Securities registered pursuant 12(b) of the Act:	Name of exchange on which registered:
None	None

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, $0.001
(Title of Class)

Check whether issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Indicate by check mark if the registration is a well-known seasoned issuer as defined in Rule 403 o the Securities Act.  ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  ☐ Yes  ☒ No.

Indicate by check mark whether the registrant has (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No.

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: June 30, 2012: $148,985.

ISSUER INVOLVED IN BANKRUPTCY PROCEEDING DURING PAST FIVE YEARS

Not Applicable

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. ☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class Outstanding as of December 31, 2012: Common Stock, $0.001:  275,008,257

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

PART 1

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

In accordance with the terms and provisions of the Share Transfer Agreement, we acquired 100% of the total issued and outstanding shares of common stock of Muluncay and its assets, which include certain customer receivables, foreign tax credit, equipment, fixtures, improvements, all contracts, operations and mining rights and interests in certain mining properties located in Muluncay, Ecuador (the “Controlling Assets”). The total purchase price for the shares of common stock and Controlling Assets was a $3,600,000 contingent note payable, which was to be paid in installments and in accordance with a promissory note in the principal amount of $3,600,000 between us and Muluncay (the “Muluncay Promissory Note”), which bears interest at 4.5% per annum. Repayment of the Muluncay Promissory Note was to begin only upon Muluncay reaching production of 400 tons per day in their operation using 26 day average in a 30-day calendar month (the “Minimum Operations”). Beginning thirty days from the date of first reaching Minimum Operations, we were to make four quarterly payments to Pacifico of $200,000 each. After making the first four quarterly payments, we were to continue to make quarterly payments in the minimum amount of $300,000 until all principal and interest in fully paid. As additional consideration for the purchase of Muluncay, we released Del Pacifico from a debt due and owing to us in the principal amount of $1,195,000 plus interest.

In further accordance with the terms and provisions of the Share Transfer Agreement, we also agreed to transfer to Muluncay an aggregate of $1,800,000 as follows: (i) an initial payment of $800,000 within ninety day of March 30, 2009; and (ii) the balance of $1,000,000 within 180 days of March 30, 2009.

Effective December 31, 2009, Del Pacifico terminated the agreement due to our inability to provide the $1,800,000 investment pursuant to the contract terms. Thus, we determined to discontinue operations through our Muluncay subsidiary. We were released from all obligations and released all claims on the Controlling Assets primarily because we had incurred significant operating losses since acquisition and we could not attract operating capital to meet contractual obligations since the acquisition of Muluncay. See “Current Business Operations.”

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

Compania Minera Santa Fe Mining S.A.

On July 23, 2009, our wholly-owned subsidiary, Ayapambagold, entered into a share purchase agreement (the “Santa Fe Mining Share Purchase Agreement”) to acquire the assets and liabilities of Compania Minera Santa Fe Mining S.A. (“Santa Fe Mining”) for payment of $1,631,844. An initial payment of $600,000 was required at execution of the Santa Fe Mining Share Purchase Agreement, which could be used to satisfy any and all claims, liens or encumbrances to title of any shares of assets to be acquired by Ayapambagold. The remainder of the purchase price was payable in three installments of $343,948 due on or before each of the six months, twelve months and eighteen months following the execution date. As of the date of this Annual Report, the transaction has not yet been completed and there is no indication that we will be able to secure the necessary financing and complete the acquisition. Avapambagold has paid an aggregate of $0 to Santa Fe Mining.

 Santa Fe Mining processes rock and sand tailings and has been operating at 80 tons per day since inception in 2007.Its processing facilities are currently being retrofitted to add an additional 70 tons of operating capacity. Santa Fe Mining is located approximately one kilometer from our Muluncay operation.

RECENT DEVELOPMENTS

On January 11, 2013, we entered into a Securities Exchange Agreement, which is attached to this Current Report on Form 8-K as Exhibit 10.1, with Copper Island Mines Ltd (“Copper”) for the sale to Copper of the Company’s common stock (the “Agreement”). Pursuant to the Agreement Copper received 30,000,000 of restricted common stock  par value $0.001, in exchange for a 125 Class C common shares of Copper .

As described under Item 1.01, on January 11, 2013, the Company entered into a Securities Exchange Agreement, which is attached to this Current Report on Form 8-K as Exhibit 10.1, with Copper Island Mines Ltd. (“Copper") for the sale to Copper of the Company’s 30,000,000 common shares.

Current Business
Description and Location

Copper Island Mines Ltd. rights and claims are located 15km NW of Campbell River, British Columbia. Copper Island Mines Ltd. the operator of the 3000 hectare property. The area is known to host high grade chalcocite mineralization. The area has been under regular development and small scale production since 1915. The area hosts one of the highest densities of copper prospects in British Columbia and is rated high for mineralization by the BCGS (British Columbia Geographic System). Initial exploration on the Property was conducted by Dodge Copper in 1954 when 145 percussion holes were drilled outlining the Pomeroy areas. Exploration in the 1970’s by Prince Stewart Mines and Quadra Mining resulted in a historic reserve estimate of 3.5Mt. grading 2% copper . Exploration in the 1990’s resulted in a historical resource estimate from all occurrences of 5.3Mt grading 1.98% copper, and is used for historical reference purposes only.

Mineralized Zones

The known areas of mineralization exist along two apparently separate strikes. The Pomeroy zones on the western side of the property and the Copper Bell area on the eastern side. The Pomeroy areas include six known prospects and areas of past production, Pomeroy 1-4, Senator (Radium), and Beaver prospects. These prospects line up along a single potential strike length of 1800m from Pomeroy 1 in the north to Beaver in the south with known mineralization in areas of past development to occur over 50% of the potential length. Potential width among closely spaced prospects is up to 300m. The Copper Bell area in the east, contains the Copper Bell 1 and 2 prospects and includes a mill site where small scale production occurred. The Pomeroy strike and the Copper Bell strike run parallel 700m apart. There are an additional six developed copper prospects on the Property not including those mentioned and numerous undocumented prospects and outcrops.

Geology

The occurrence of redbed copper is unique in the region and a definitive geological model has not yet been determined. The copper prospects are hosted in basaltic volcanics of the Lower-Upper Triassic Karmutsen Greenstone Formation. Copper minerals of interest are chalcocite, with minor bornite, native copper, cuprite, malachite, and azurite. The mineralization occurs as a replacement of amygludes, within veins, fracture filling and disseminations and maybe structurally controlled. Comparisons have been drawn to greenstone hosted deposits of Kennecott, Alaska and redbed copper deposits in the United States. The geology maybe unique and the Company looks to formulate a formal geological model. The Property is located 160km SE of BHP’s past producing Island Copper Mine and 160km NW of the Brittania Copper Mine.

TRANSFER AGENT

Our transfer agent is Island Stock Transfer, 100 Second Avenue South, Suite 705S, St. Petersburg, Florida 33701

CURRENT BUSINESS OPERATIONS

We are engaged in the evaluation, acquisition, exploration and advancement of mining projects. As of the date of this Annual Report, we are devoting substantially all of our efforts to the execution of our business operations. Through fiscal 2012, funding to acquire and explore alternative mining, gold and copper properties and for operational purposes was acquired through private financings.

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

Item 1A RISK FACTORS

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

There can be no assurance that the interests held by us in our properties are free from defects.

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

We Have a History of Operating Losses and There Can Be No Assurance We Will Be Profitable in the Future.

We have a history of operating losses, expect to continue to incur losses, and may never be profitable; thus, we must re-enter the pre-exploration stage effective December 31, 2009. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses totaling $ 18,849,544 from December 29, 2003 (inception) to December 31, 2012. During the year ended December 31, 2012, we incurred losses of $ 751,202. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) the costs to acquire additional properties are more than we currently anticipate; (ii) mining and completion costs for additional properties increase beyond our expectations; or (iii) we encounter greater costs associated with general and administrative expenses or offering costs.

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

We Have Received a Going Concern Opinion From Our Independent Registered Public Auditors’ Report Accompanying Our December 31, 2012 and December 31, 2011 Financial Statements.

The independent registered public auditor's report accompanying our December 31, 2012 and 2011 audited financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that the Company will continue as a going concern." Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders will be materially and adversely affected.

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

Our Officers and Directors May be Subject to Conflicts of Interest.

Certain of our officers and directors at times may only be employed part time and can become subject to conflicts of interest. Some devote part of their working time to other business endeavors, including consulting relationships with other entities, and has responsibilities to these other entities. Such conflicts include deciding how much time to devote to our affairs, as well as what business opportunities should be presented to us. Because of these relationships, our officers and directors could be subject to conflicts of interest. Currently, we have no policy in place to address such conflicts of interest.

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

Sales of a substantial number of shares of our common stock in the public market by certain stockholders could cause a reduction in the market price of our common stock. As of the date of this Annual Report, we have 235,885,300 shares of common stock issued and outstanding.

 As of the date of this Annual Report, there are 275,008,257 outstanding shares of our common stock that are restricted securities as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions. Further, as of the date of this Annual Report, there are an aggregate of 33,335 whole warrants outstanding. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

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

Reverse Stock Split

On January 26, 2011, the Board of Directors of Trilliant Exploration Corporation, a Nevada corporation (the “Corporation”) pursuant to unanimous written consent resolutions authorized and approved a reverse stock split of one for every three hundred (1:300) of our total issued and outstanding shares of common stock (the “Reverse Stock Split”). On January 26, 2011, certain shareholders holding in the aggregate a majority of the total issued and outstanding shares of common stock of the Corporation pursuant to written consent resolutions authorized and approved the Reverse Stock Split. The Reverse Stock Split was effectuated based on market conditions and upon a determination by the Corporation’s Board of Directors that the Reverse Stock Split was in our best interests and those of the shareholders. Certain factors were discussed among the members of the Board of Directors concerning the need for the Reverse Stock Split, including: (i) current trading price of the Corporation’s shares of common stock on the OTC Bulletin Board and potential to increase the marketability and liquidity of the Corporation’s common stock; (ii) possible reluctance of brokerage firms and institutional investors to recommend lower-priced stocks to their clients or to hold in their own portfolios; and (iii) desire to meet future requirements of per-share price and net tangible assets and shareholders’ equity relating to admission for trading on other markets;

 The Reverse Stock Split was effectuated on April 8, 2011 following the filing of the appropriate documentation with FINRA. The Reverse Stock Split decreased our total issued and outstanding shares of common stock from 186,231,500 to 620,771 shares of common stock. The common stock will continue to be $0.001 par value.

As at December 31, 2012, there were 12,563,500 shares of Series I Preferred Shares issued and outstanding which have certain liquidation rights.  Under the terms of the Certificate of Designation , in the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, holders of the Preferred Shares will be entitled to receive for each share of Preferred Shares, out of the assets of the Company or proceeds available for distribution to our shareholders, subject to any rights of our creditors, before any distribution of assets or proceeds is made to or set aside for the holders of our common stock and any other class or series of our stock ranking junior to the Preferred Shares, payment of an amount equal to the sum of (i) the $1.00 liquidation preference amount per Preferred Shares and (ii) the amount of any accrued and unpaid dividends on the Preferred Shares (including dividends accrued on any unpaid dividends). To the extent the assets or proceeds available for distribution to shareholders are not sufficient to fully pay the liquidation payments owing to the holders of the Preferred Shares and the holders of any other class or series of our stock ranking equally with the Preferred Shares, the holders of the Preferred Shares and such other stock will share ratably in the distribution.

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

In December 2009, the Company disposed of its principal asset, the Muluncay Gold Corp subsidiary. The Company has not yet received notice from the holders of the Preferred Stock exercising their rights under the terms of the Preferred Stock Designation to paid the liquidation preference of $1.00 per share, plus accrued and unpaid dividends.

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

Item 1B.  UNRESOLVED STAFF COMENTS

None as of this report.

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

Item 4.  MINE SAFETY DISCLOSURES

Item 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

Fiscal Quarter
2011	High Bid	Low Bid
Fourth Quarter 10-1-11 to 12-31-11	$0.03	$0.03
Third Quarter 07-01-11 to 09-30-11	$0.03	$0.03
Second Quarter 04-01-11 to 06-30-11	$0.03	$0.03
First Quarter 01-01-11 to 03-31-11	$0.03	$0.03

Fiscal Quarter
2012	High Bid	Low Bid
Fourth Quarter 10-1-12 to 12-31-12	$0.90	$0.16
Third Quarter 07-01-12 to 09-30-12	$1.75	$0.02
Second Quarter 04-01-12 to 06-30-12	$0.03	$0.02
First Quarter 01-01-12 to 03-31-121	$0.05	$0.03

As of December 31, 2012, we had 106 shareholders of record of our common stock, including shares held by brokerage clearing houses, depositories, or otherwise in unregistered form. We have 33,335 in outstanding warrants, do have $1,483,397in outstanding convertible debentures that are convertible into common equity and $537,836 in convertible notes payable – related party.

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

BALANCE OF PAGE LEFT INTENTIONALLY BLANK

SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATION PLANS

We do not have an equity compensation plan. The table set forth below provides information relating to outstanding warrants.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options Warrants and Rights (a)	Weighted average Exercise Price of Outstanding Options Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding column (a))

Equity Compensation Plans Approved by Security Holders	0	0	0
Equity Compensation Plans Not Approved by Security Holders	33,333	$0.003	0
Warrants	2	$75.00	0
Total

RECENT SALES OF UNREGISTERED SECURITIES

As of the date of this Annual Report and during fiscal year ended December 31, 2012, we issued 95,100,300 shares of our common stock in exchange for previously incurred debt; 82,764,186 for services, 40,000,000 to retire all preferred issues and 56,500,000 common shares, which certificates are being held by the Company, to purchase an acquisition.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATION

The Information contained in this section reflects figures that are unaudited and may change subject to being audited.

We will amend this report upon receipt of audited financial statements.

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

We are engaged in the evaluation, acquisition, exploration and advancement of mining projects. Although we were considered to have exited the pre-exploration stage with the Muluncay acquisition, the disposal of Muluncay necessitates that we re-enter the pre-exploration stage effective December 31, 2009. As of the date of this Annual Report, we are devoting substantially all of our efforts to the execution of our business operations. To date, funding to acquire and explore suitable gold properties and for operational purposes was acquired through private financings. The Company may need additional cash advances from stockholders or loans from other parties to pay for operating expenses until the Company consummates an acquisition. Although it is currently anticipated that the Company can satisfy its cash requirements with additional cash advances or loans from other parties, if needed, for at least the next twelve months, the Company can provide no assurance that it can continue to satisfy its cash requirements for such period.

RESULTS OF OPERATION

12 Month Period Ended December 31, 2012 Compared to 12 Month Period Ended December 31, 2011.

Our net loss for the 12 month period ended December 31, 2012 was $ 751,202 compared to a net loss of $2,056,356 during the twelve month period ended December 31, 2011, a 63% decrease of $1,305,054. During the twelve months periods ended December 31, 2012 and 2011, we did not generate any revenue from continuing operations.

During the twelve month period ended December 31, 2012, we incurred operating expenses of $276,034 compared to $9,323 incurred during the twelve month period ended December 31, 2011, an increase of $266,711. These expenses incurred during the twelve month period ended December 30, 2012 consisted of: (i) professional fees of $44,000 (2011: $5,000); (ii) salaries and wages of $-0- (2010: -0-); (iii) advertising and promotion of $15,000 (2011: $-0-); (iv) insurance of $-0- (2011: $-0-); and (v) other general and administrative expenses of $191,254 (2011: $4,273). Operating expenses increased due to an increase in contracted services and stock transfer expenses. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Other income (expense) was incurred during the twelve month period ended December 31, 2012 of ($475,168)) (2011: ($2,047,033). Other income (expense) during the twelve month period ended December 31, 2012 consisted of: (i) interest expense (including amortization of beneficial conversion feature) of ($313,904) compared to ($272,725) during the twelve month period ended December 31, 2011; and (ii) change in fair value of derivative liability of  $161,264 (2011: $ 1,111,169).

Therefore, this resulted in a net loss applicable to common shares during the twelvemonth period ended December 31, 2012 of $751,202 compared to a net loss applicable to common shares during the twelve month period ended December 31, 2011 of $2,056,356.

LIQUIDITY AND CAPITAL RESOURCES

Twelve Month Period Ended December 31, 2012

As at December 31, 2012, our current assets were $56,560. Our current liabilities were $3,270,161, which resulted in a working capital deficit of $ (1,048,716). As of December 31, 2012, our liabilities were primarily comprised of: (i) $382,485 in accounts payable; (ii) $537,836 in convertible notes payable, current; (iii) $1,483,397 of convertible bonds payable, and (iv)a derivative liability is $13,127,711. The increase in total assets during the twelve months from year ended December 31, 2012 was primarily due to the increase in cash from new short term loans and financing activities.

Stockholders’ deficit decreased from $26,952,318 for fiscal year ended December 31, 2011 to $16,341,322 for the twelve month period ended December 31, 2012, primarily due to an increase in paid-in- capital attributable to the conversion of outstanding preferred shares to common shares.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the Twelve month period ended December 31, 2012, net cash flows used in operating activities was $1,048,716.

Cash Flows from Investing Activities

The Company initiated negotiations to acquire two (2) mining operations in December 2012 and set aside 56,500,000 common shares valued at $56,500, the initial consideration for the acquisition. The certificates are being held in escrow by the Company pending entry into a definitive plan of acquisition.

Cash Flows from Financing Activities

The Company issued 217,864,486 common shares for the reduction of debt, services, and retirement of preferred shares, resulting $1,105,276 cash provided by these financing activities.

Plan of Operation and Funding

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has reported a net loss from operations of $751,202 for the twelve month period ended December 31, 2012, a total shareholders’ deficit of $ 16,341,322 and total current liabilities in excess of current assets of $ 3,270,161 as of December 31, 2012.

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

Management expects that global economic conditions will continue to present a challenging operating environment through 2013.

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

Number of Employees

As of December 31, 2012, the Company had one (1) part-time employee.

Disclosure of Contractual Obligations

The Company does not have any significant contractual obligations which could negatively impact our results of operations and financial condition.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TRILLIANT EXPLORATION CORPORATION

The financial statements filed herewith are unaudited. We are unable to obtain audited financial statements as required under SEC regulation S-X at this time. Accordingly, the foregoing financial statements are subject to change upon being audited by our auditors.

We will amend this report upon receipt of audited financial statements.

Unaudited CONSOLIDATED FINANCIAL STATEMENT

BALANCE OF PAGE LEFT BLANK

TRILLIANT EXPLORATION CORPORATION
 Unaudited Consolidated Balance Sheets

	For year	For year
	ended	ended
	31-Dec-12	31-Dec-11
	[Unaudited]	[Audited]
ASSETS
Current Assets
Cash and cash equivalents	$60	$-

Total current assets	$60	$-
Other Assets
Investment	56,500
Total Assets	$56,560	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$382,485	$248,485
Convertible notes payable related party	537,836	565,000
Accrued interest convertible notes payable related party	217,564	122,298
Bonds payable, convertible and secured-related party net of discount	1,483,397	1,610,407
Accrued interest convertible bonds payable related party	622,639	416,572
Short term notes payable-related party	-	32,495
Short term notes payable	26,240	-
Total current liabilities	3,270,161	2,995,257

Long term liabilities
Derivative liability	13,127,711	13,110,869
Total long term liabilities	13,127,711	13,110,869
Total liabilities	16,397,872	16,106,126

TEMPORARY EQUITY
Preferred stock, par value $0.001, 200,000,000 shares authorized and 12,563,500
outstanding, liquidation preference of $12,563,500 at December 31, 2011		10,846,192

STOCKHOLDERS' DEFICIT
Common stock, par value $.001, 2,000,000,000 shares authorized, 643,771 and
275,008,257 issued and outstanding at December 31, 2011 and 2012, respectively	275,009	644
Additional paid-capital	2,555,741	1,667,908
Accumulated deficit during pre-exploration stage	(12,344,011)	(12,344,011)
Deficit accumulated	(6,828,061)	(6,076,859)
Total stockholders' equity (deficit) (before Treasury stock)	(16,341,322)	(16,752,318)
Treasury stock (Note 5)		(10,200,000)
Total stockholders' deficit	(16,341,322)	(26,952,318)
Total liabilities and Stockholder deficit	56,550	-

The accompanying notes are an integral part of the financial statements

TRILLIANT EXPLORATION CORPORATION
Unaudited Consolidated Statement of Operations

	For fiscal year	For fiscal year
	ended	ended
	31-Dec-12	31-Dec-11
	[Unaudited]	[Audited]

Revenues	$-	$-

Operating Expenses
General and administrative expenses	276,034	9,323
Total operating expense	276,034	9,323
Net loss from Operations	(276,034)	(9,323)

Other income (expense)
Loss on settlement of debt		(583,333)
Gain (loss) in change in fair value of derivative liability	(161,264)	(1,105,220)
Amortization of beneficial conversion feature and bond costs	(12,571)	-
Interest expense	(301,333)	(358,480)
Total Other Income (Expense)	(475,168)	(2,047,033)

Net Loss before income tax	(751,202)	(2,056,356)

Income taxes (benefit)		-

Net Loss	(751,202)	(2,056,356)

BASIC AND DILUTED LOSS PER SHARE
Net loss per share, continuing operations	$(0.02)	$(3.42)

Weighted Average, Number of Common Shares
Outstanding (Basic and Diluted)	39,405,131	600,683

The accompanying notes are an integral part of the financial statements

TRILLIANT EXPLORATION CORPORATION
Unaudited CONSOLIDATED STATEMENT OF CHANGE IN EQUITY

	Common		Additional Paid in	Treasury	Accumulated Deficit during pre exploration	Accumulated
	Stock	Amount	Capital	Stock	stage	Deficit	Total

Balance, 31-Dec-10 [audited]	310,438	$310	$972,426	$(10,200,000)	$(12,344,001)	$ ($(4,020,502)	$(25,591,771)
Common issued on settlement of debt
and accrued interest	333,333	334	112,509	-	-		112,843
Loss on change in term of debt			582,973				582973
Net loss						(2,056,356)	(2,056,356)
Balance 31-Dec-2011 [unaudited]	643,771	$644	$ ,667,908	$(10,200,000)	$(12,344,001)	$(6,076,858)	$(26,952,311)
Common issued on settlement of debt
and accrued interest	95,100,300	95,100					95,100
Common issued for services	82,764,186	82,764	480,000	-	-		562,764
Common issued to retire preferred	40,000,000	40,000	407,833				447,833
Common issued in escrow for acquisition	56,500,000	56,500
Net loss						(751,202)	(751,202)
Balance 31-Dec-2012 [unaudited]	275,008,257	275,008	2,555,741	$(10,200,000)	$(12,344,001)	$(6,828,060)	$(26,541,312)

The accompanying notes are an integral part of the financial statements

TRILLIANT EXPLORATION CORPORATION
Unaudited CONSOLIDATED STATEMENT OF CASH FLOWS

	For year	For year
	ended	ended
	31-Dec-12	31-Dec-11
	Unaudited	Audited
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(751,202)	$(2,056,356)
Adjustments to reconcile Net Income to net cash provided by operations:

Depreciation
Amortization of bond issue costs		45,605
Amortization of conversion feature	(12,571)
Change in fair value of derivative liability	(16,842)	1,105,220
Loss on settlement of debt		583,333
Changes in operating assets and liabilities
Pre-paid expense
Deposits
Acconts payable	134,000	(2,488)
Loan from Cortland capital	20,000
Loan from Eightfold Entertainment	7,060	267,193
Trafalgar bonds payable	(127,830)
Accrued interest,	(301,331)	46,042
Accrued interest convertible notes
Net cash (used in) Provided by operating activities	$(1,048,716)	$(11,451)

NET CASH FLOWS FROM INVESTING ACTIVITIES	(56,500)	-
Common shares issued (in escrow) acquisition	(56,500)	-
Net cash (used in) provided by Investing activities

NET CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for services	82,764
Common stock issued to retire Preferred Stock	40,000
Common stock issued in settlement of debt	94,679
Loan repayments
Additional paid in capital	887,833
Net cash provided by financing activities	1,105,276	-

Net increase (decrease) in cash	60	(11,451)

Cash at beginning of period	$-	$11,451
Cash at end of period	60	-

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash investing and financing activities
Common stock issued for debt and accrued interest	$94,679
Common stock issued for acquisition	$56,500
Common stock issued to retire preferred stock	$40,000

The accompanying notes are an integral part of the financial statements

TRILLIANT EXPLORATION CORPORATION
Notes to Consolidated [unaudited] Financial Statements
For fiscal years ended December 31, 2012 and 2011

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

NOTE 4 - RELATED PARTY TRANSACTIONS

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

The fair value of the described embedded derivative of $267,608 and $134,590 at December 31, 2012 and 2011, respectively was determined using the Black Scholes Model with the following assumptions:

	2012	2011
Dividend yield:	-0-%	-0-%
Volatility	464.89%	464.89%
Risk free rate:	0.28%	0.28%

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

The fair value of the described embedded derivative of $48,656 at December 31, 2012 and 2011, respectively was determined using the Black Scholes Model with the following assumptions:

	2012	2011
Dividend yield:	-0-%	-0-%
Volatility	464.89%	464.89%
Risk free rate:	0.28%	0.28%

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

The fair value of the described embedded derivative of $209,220 and $154,166 at December 31, 2012 was determined using the Black Scholes Model with the following assumptions:

	2012	2011
Dividend yield:	-0-%	-0-%
Volatility	464.89%	464.89%
Risk free rate:	0.28%	0.28%

B – Short-Term Notes Payable

The Company has borrowed funds from stockholders for working capital purposes from time to time. The loans are non-interest bearing, payable on demand and, consequently, reported as current liabilities. The Company has received $39,514 in advances since inception and made repayments of $7,019 in cash, resulting in a payable balance of $32,495, during 2012 the remaining balance was settled through issuance of common stock and the Company obtained additional short term loan from Cortland Capital in the amount of $ 20,000 and $10,150 from Eightfold Entertainment. At December 31, 2012, the Company had remaining aggregate balance of $26,240.

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
___________
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

The beneficial conversion feature is being amortized over the term of the debenture. During the year ended December 31, 2011 and 2011, the Company recorded amortization of the beneficial conversion feature related to this bond of $0.

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

The beneficial conversion feature is being amortized over the term of the debenture. During the year ended December 31, 2012 and 2011, the Company recorded amortization of the beneficial conversion feature related to this bond of $0.

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

The beneficial conversion feature is being amortized over the term of the debenture. During the year ended December 31, 2012 and 2011, the Company recorded amortization of the beneficial conversion feature related to this bond of $0.

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

The beneficial conversion feature is being amortized over the term of the debenture. During the year ended December 31, 2012 and 2011, the Company recorded amortization of the beneficial conversion feature related to this bond of $0.

The Company is in default under the terms of the Bond

On August 23, 2010, the Company issued 2,363,500 shares of its Series I Preferred stock to a third party in connection a payment by the third party of $193,599 in accrued interest and $451,593 in principal payable (an aggregate payment of $645,192)  to agent of  a  holder of certain of  the Company’s convertible bonds.

In October 2012, the Company retired its Series I Preferred stock, by issuing 40,260,000 shares of common stock to retire the Series I Preferred shares recording an addition to paid in capital of $757,833.

NOTE 5 - STOCKHOLDERS’ DEFICIT

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

As of December 2012, the Series I Preferred Shares were retired.

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

As of December 2012, the Company had retired all of the Series I Preferred shares.  See Note 4 above.

Common Stock

The Company is authorized to issue 2,000,000,000 shares of common stock, par value $.001 per share

On January 22, 2011, a previously issued $100,000 Convertible Note was assigned to a Company  shareholder  at the $0.001 of conversion price. The Company recorded $582,973 as loss on change in term of note. On the same date the Company issued 333,333 of Common stock in exchange or settlement of the Note of $100,000 in principal  and accrued interest of $12,482.

During fiscal year ended December 2012, the Company issued 274,364,490 shares of its common stock for services, debt reduction, acquisition expenses and to retire the preferred shares.

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

The Board of Directors approved the acquisition of two (2) mining entities but as of the date of these financial statements they have yet to enter into a definitive agreement of plan of acquisition or merger.

NOTE 7- GOING CONCERN

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has a recurring net losses, and total deficit accumulated including during pre-exploration stage is $18,420,870 and a working capital deficit (current liabilities minus current assets) at December 31, 2012 of $3,213,601. Additionally, current economic conditions in the United States and globally create significant problems attaining sufficient funding. Accordingly, management has encountered significant difficulties in obtaining financing. These items raise substantial doubt about the Company’s ability to continue as a going concern. In view of these matters, realization of the assets of the Company is dependent upon the Company’s ability to meet its financial requirements through equity financing, borrowing, and the success of future operations. These consolidated financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 8 - CORRECTION OF PRIOR YEAR ACCOUNTING ERROR

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

NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities:

		Fair Value Measurements at December 31, 2012 using:
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Debt derivative liabilities	$549,814	-	-	$549,814
Preferred stock derivative liabilities	$12,561,055			$12,561,055

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31, 2012:

Debt Derivative Liability
Balance, December 31, 2011	$12,005,649
Mark-to-market at December 31, 2012:
- Embedded debt derivatives	241,194
- Reset provisions relating to preferred stock	880,868
Balance, December 31, 2011	$13,127,771

Net loss for the period included in earnings relating to the liabilities held at December 31, 2012	$161,264

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of December 31, 2012, the Company performed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer), of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a - 15(e) or 15d - 15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation and due to the lack of segregation of duties and failure to implement accounting controls, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

Changes in Internal Controls

During the fiscal quarter ended December 31, 2012, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Our directors and executive officers, their ages and positions held are as follows:

Name	Age	Position with the Company

Eric Radtke	35	President, Chief Executive Officer, CFO

William Lieberman	35	Director

Eric Radtke began his career in international sales and has spent most of the last fifteen years working extensively throughout the world. He has worked in Australia, West Africa, India, Sri Lanka and throughout Western Europe. Additionally, throughout Asia in countries such as Japan, China, Taiwan, Hong Kong, Thailand, Laos, Malaysia and Singapore. This experience runs from sales and marketing to manufacturing and production, quality operations, and project management and facilitation. He has worked and consulted to Fortune 500 companies across a wide variety of spectrums including Siemens Thailand where he was previously Head of Sales.

Mr. Radtke has a Bachelor of Science in Business Administration and International Business and a Bachelor of Arts in East Asian Languages and Cultures from the University of Kansas. He minored in Chinese and cross cultural negotiations and achieved certified proficiency in Mandarin Chinese from Peking University in Beijing, China. He is ITIL Masters certified, a certified ISO 9001 internal auditor, and well versed in managing SOX404 process audit projects. He speaks Mandarin and Thai fluently.

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

Executives have no compensation.

STOCK OPTIONS/SAW GRANTS IN FISCAL YEAR ENDED DECEMBER 31, 2012

The following table sets forth information as at December 31, 2012 relating to Stock Options that have been granted to the Named Executive Officers:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total (US$)

Eric Radtke,	$0	$0	0	0	0	0	$0

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of the date of this Annual Report, the following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of the date of this Annual Report, there are 275,008,257 shares of common stock outstanding.

Name and address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Position	Percent of Class

William Lieberman 545 Eighth Ave Suite 401 New York, NY 10012	2,633,666	Director	1.117%

Eric Radtke 545 Eighth Ave Suite 401 New York, NY 10012	1,000,000	President	.36%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

As of the date of this Annual Report, other than as disclosed below, none of our directors, officers or principal stockholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction or in any proposed transactions, which has materially affected or will materially affect us during fiscal year ended December 31, 2012.

Short-term Notes Payable – Related Parties

Currently there are no short-term notes payable to related parties

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

Accrued interest and interest expense on the convertible notes payable as of and for the year ended December 31, 2012 totaled $217,564. Due to the contingent nature of the conversion price, no beneficial conversion feature was noted.

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

(A)
In August, the Company entered into a master borrowing agreement with the investment firm, which allows for notes payable of up to $500,000 to be paid in installments as needed. Each note carries a separately dated promissory note that bears interest of 8% and is payable on or before August 31, 2010. As of December 31, 2012, $27,164 of principal has been converted.  The Company is in default of the agreement.

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

2012	$40,000
2011	$0

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

ITEM 15. EXHIBITS AND FINANCIAL SCHEDULES

The following exhibits are filed as part of this Annual Report.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.LAB**	XBRL Label Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

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

TRILLIANT EXPLORATION CORPORATION

Dated: April 15, 2013	By:	/s/ ERIC RADTKE
ERIC RADTKE, President/Chief
Executive Officer

Dated: April 15, 2013	By:	/s/ ERIC RADTKE
Eric Radtke Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 15, 2013	By:	/s/ ERIC RADTKE
President