Form 10-Q
period 2013-03-31
TRILLIANT EXPLORATION CORP
filed 2013-07-09
CIK 1378948

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2013

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

_______________________________________
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of July 9, 2013
Common Stock, $0.001	283,915,300

TRILLIANT EXPLORATION CORPORATION
Form 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

TRILLIANT EXPLORATION CORPORATION
Consolidated Balance Sheet
Unaudited

	For three months ended 31- March-2013 Unaudited	For year ended 31- Dec-2012 Unaudited

ASSETS
Current Assets	$60	$60
Cash
Total current assets	$60	$60

Other assets

TOTAL ASSETS	$60	$60

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$313,889	$288,889
Accrued interest	172,499	172,499
Convertible Notes payable-related party	597,495	597,495
Bonds payable, convertible and secured-related party net of discount		-
Short term notes payable-related party	30,150	30,150
Total current liabilities	$1,114,033	$1,089,033

Long term liabilities
Derivative liabilities	505,275	560,817
Total long term liabilities	505,275	560,817
Total liabilities	1,619,308	1,649,850

STOCKHOLDERS' DEFICIT
Common stock, par value $.001, 2,000,000,000 shares authorized, 152,819,187 outstanding at March 31, 2013 and December 31, 2012	152,819	152,819
Additional paid in capital	66,681,901	66,681,901
Accumulated deficit during pre-exploration stage	(52,207,651)	(52,207,651)
Deficit Accumulated	(6,046,317)	(6,076,859)
Total stockholders' equity (deficit) before Treasury stock	8,580,752	8,550,210
Treasury stock( Note 5)	(10,200,000)	(10,200,000)
Total stockholders’ equity (deficit)	(1,619,248)	(1,649,790)
Total liabilities and shareholders' deficit	$60	$60

See accompanying notes to unaudited condensed consolidated financial statements.

TRILLIANT EXPLORATION CORPORATION
Consolidated Statement of Operations
Unaudited

	For the three months ended 31-March-13 Unaudited	For the year ended 31-Dec-12 Unaudited

Revenues	$-	$-

Operating Expenses
General and Administrative	25,000	8,031,502
Total operating expenses	25,000	8,031,502
Net loss from operations	(25,000)	(8,031,502)

Other income (expense)
Loss on settlement of debt and accrued interest		(38,029,624)
Net realized and unrealized gain and loss in change in fair value of derivative liability	55,542	6,599,244
Amortization of beneficial conversion feature and bond cost		-
Interest expense		(401,758)
Total other income (expense)	55,542	(31,832,138)

Net gain (loss) before income tax	30,542	(39,863,640)
Income taxes (benefit)

Net Loss	30,542	(39,863,640)

BASIC AND DILUTED LOSS PER SHARE
Net gain ( loss) per share, continuing operations	$0.0002	$(1.01)

Weighted Average Number of Common Shares Outstanding (Basic and Diluted)	152,819,187	39,405,131

See accompanying notes to unaudited condensed consolidated financial statements.

TRILLIANT EXPLORATION CORPORATION
Consolidated Statement of Cash Flows
Unaudited

	For the three months ended 31-March-13 Unaudited	For year ended 31-Dec-12 Unaudited

CASH FLOWS FROM OPERATING ACTIVITIES
Net gain (loss)	$30,542	$9,863,640)
Adjustments to reconcile net income to net cash provided by operations and non-cash items:
Amortization of bond issue costs	-	-
Net realized and unrealized change in fair value of derivative liability	(55,542)	(6,599,244)
Unrealized loss on shares held on deposit at fair market value for pending acquisition
Loss on settlement of debt		38,431,382
Common stock at par issued		152,175
Additional paid-in capital		65,013,993
Accounts payable and accrued expenses settled with common stock		7,961,008
Common stock issued to retire preferred stock and derivatives		(16,797,000)
Common stock issued in settlement of debt and accrued interest		(40,378,070)
Common stock issued for services		(7,991,098)
Changes in operating assets and liabilities
Bonds payable, convertible and secured related party		-
Accounts payable and accrued expenses	25,000	40,404
Net cash (used in) provided by operating activities	$-	$(30,090)

NET CASH FLOWS FROM INVESTING ACTIVITIES
Net cash (used in) provided by investing activities	-	-

NET CASH FLOWS FROM FINANCING ACTIVITIES
Short term notes payable	-	30,150
Net cash provided by financing activities	-	30,150

Net increase (decrease) in cash	-	60

Cash at beginning of period	60	-
Cash at end of period	60	60

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing activities
Common stock issued for debt and accrued interest	$-	$40,378,070
Common stock issued for acquisition	$-	$-
Common stock to retire preferred stock	$-	$16,797,000
Common stock issued for services	$-	$7,991,098

See accompanying notes to unaudited condensed consolidated financial statements.

TRILLIANT EXPLORATION CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

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

Cash and Cash Equivalents

Cash and cash equivalents consists principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase. The Company had $60 and $60 in cash and cash equivalents as of March 31, 2013 and December 31, 2012, respectively.

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

Property, Plant, and Equipment

Property and equipment are stated at cost. Depreciation and amortization are determined using the straight-line method over estimated useful lives of the assets. As of March 31, 2013, the Company held no property, plant or equipment.

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

The fair value of the preferred stock and convertible debt at March 31, 2013 was determined using the Black Scholes Option Pricing Model with the following assumptions:

Dividend yield: 0%
Volatility 395.51%
Risk free rate: 0.25%

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

The company follows Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”) and Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”), which permits entities to choose to measure many financial instruments and certain other items at fair value.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

A – Convertible Notes Payable

The Company has entered into multiple convertible notes payable agreements with an investment firm that is also a minority stockholder of the Company. Each note carries a separately dated promissory note that bears interest of 8% and is payable on or before August 31, 2010, with each funding due one year from original date of receipt. Principal and interest are convertible at the option of the note-holder into shares of the Company’s common stock at the rate of 80% of the average of the five daily volume weighted average price preceding the conversion date. Several Notes are in default and status of default is indicated in the following table. The Notes carry no penalty or change in interest rate for default. Interest expense on the convertible notes years ended December 31, 2012 and December 31, 2011, totaled $45,200 and $45,680, respectively. Due to the contingent nature of the conversion price, the company accounted for beneficial conversion feature and derivative liability on the note. The convertible promissory notes with the investment firm totaled $565,000 at December 31, 2012, December 31, 2011 and December 31, 2010 and are summarized as follows:

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
______________
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

The fair value of the described embedded derivative of $ 266,461 and $272,964 at March 31, 2013 and December 31, 2012, respectively was determined using the Black Scholes Model with the following assumptions:

	31-March-2013	2012
Dividend yield:	-0-%	-0-%
Volatility	395.51%	639.20%
Risk free rate:	0..25%	.25%

At December 31, 2012, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $1,147.

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

Dividend yield:	-0-%
Volatility	291.51%
Risk free rate:	0.80%

The initial fair value of the embedded debt derivative of $20,261 was allocated as a debt discount with the remainder ($21,978) charged to that period of operations as interest expense.

During the year ended December 31, 2012 and 2011, the Company amortized $0 to current period operations as amortization of beneficial conversion feature.

The fair value of the described embedded derivative of $41,175 and $49,630 at March 31, 2013 and December 31, 2012, was determined using the Black Scholes Model with the following assumptions:

	31-March-13	2012
Dividend yield:	-0-%	-0-%
Volatility	395.51%	639.20%
Risk free rate:	0.25%	0.25%

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

Dividend yield:	-0-%
Volatility	291.5	3%
Risk free rate:	0.802%

The initial fair value of the embedded debt derivative of $12,102 was allocated as a debt discount with the remainder ($7,046) charged to that period of operations as interest expense.

The fair value of the described embedded derivative of $20,587and $24,815 at March 31, 2013 and December 31, 2012, respectively was determined using the Black Scholes Model with the following assumptions:

	31-March-2013	2012
Dividend yield:	-0-%	-0-%
Volatility	395.51%	639.20%
Risk free rate:	0.25%	0..25%

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

Dividend yield:	-0-%
Volatility	293%
Risk free rate:	0.80%

The initial fair value of the embedded debt derivative of $152,484 was allocated as a debt discount with the remainder ($88,782) charged to that period of operations as interest expense.

During the year ended December 31, 2012 and 20110, the Company amortized $0 to current period operations as amortization of beneficial conversion feature.

On January 22, 2011, the $100,000 of the Convertible Note was assigned to Shareholder at the $0.001 of conversion price. The Company recorded $582,973 as loss on change in term of note. On the same date the Company issued 333,333 no of Common stock against settlement of this Note of $100,000 and accrued interest of $12,482.

The fair value of the described embedded derivative of $ 177,052 and $213,408 at March 31, 2013 and December 31, 2012 was determined using the Black Scholes Model with the following assumptions:

	31-March-13	2012
Dividend yield:	-0-%	-0-%
Volatility	395.51%	639.20%
Risk free rate:	.25%	.25%

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
______________
*On August 23, 2010, the Company repaid $241,593 in principal on (A) and $210,000 in principal on (D).

In October 2012, the Company retired its Series I Preferred stock, by issuing 45,000,000 shares of common stock to retire the Series I Preferred in satisfaction of the remaining bond debt, recording an addition to paid- in-capital of $16,752,000.

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

In October 2012, the Company retired all shares of Series I Preferred Shares. See Note 4(c) above.

Issuance of 10,200,000 shares of Series I Preferred Shares

In October 2012, the Company retired all shares of this Preferred Series. See Note 4(c) above.

Issuance of 2,363,500 shares of Series I Preferred Shares

In October 2012, the Company retired all shares of this Preferred Series. See Note 4(c) above.

Common Stock

The Company is authorized to issue 1,000,000,000 shares of common stock, par value $.001 per share.

On January 22, 2011, a previously issued $100,000 Convertible Note was assigned to a Company shareholder at the $0.001 of conversion price. The Company recorded $582,973 as loss on change in term of note. On the same date the Company issued 333,333 of Common stock in exchange or settlement of the Note of $100,000 in principal and accrued interest of $12,482.

During fiscal year ended December 2012, the Company issued 275,888,257 shares of its common stock for services, debt reduction, and acquisition expenses and to retire the preferred shares. The Company is holding 126,069,070 shares in escrow for services pending performance. The outstanding shares of its common stock are 152,819,187. The company currently has no preferred shares issued and outstanding.

Warrants

A summary of the changes in outstanding warrants is as follows.

As of December 31, 2012, the Company issued 2,740,300 common shares in full settlement of the warrant agreement.

 NOTE 6 - OTHER MATERIAL CONTRACTS

During the last quarter of 2012, the Board of Directors approved the acquisition of two (2) mining entities but as of the date of these financial statements they have yet to enter into a definitive agreement of plan of acquisition or merger.

NOTE 7- GOING CONCERN

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has a recurring net losses, and total deficit accumulated including during pre-exploration stage is $ (52,207,651) and a working capital deficit of (current liabilities minus current assets) $(1,619,248) at March 31, 2013 and December 31, 2012 of $(1,088,973). Additionally, current economic conditions in the United States and globally create significant problems attaining sufficient funding. Accordingly, management has encountered significant difficulties in obtaining financing. These items raise substantial doubt about the Company’s ability to continue as a going concern. In view of these matters, realization of the assets of the Company is dependent upon the Company’s ability to meet its financial requirements through equity financing, borrowing, and the success of future operations. These consolidated financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities:

		Fair Value Measurements at December 31, 2012 using:
	March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Debt derivative liabilities	$560,817	-	-	$505,275
Preferred stock derivative liabilities	$0			$0

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31, 2012:

Debt Derivative Liability
Balance, December 31, 2012	$560,817
Mark-to-market at December 31, 2012:
- Embedded debt derivatives	(55,542)

Balance, March 31, 2013	$505,275

Net gain on derivatives realized and unrealized for the period included in earnings relating to the liabilities held at March 31, 2013	$55,542

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

Cash and Cash Equivalents

Cash and cash equivalents consists principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase. The Company had $60 and $60 in cash and cash equivalents as of March 31, 2012 and December 31, 2012, respectively.

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

Property, Plant, and Equipment

Property and equipment are stated at cost. Depreciation and amortization are determined using the straight-line method over estimated useful lives of the assets. All property, plant, and equipment were disposed of and any gains and losses on the disposal are included in discontinued operations as disclosed in Note 10. As of March 31, 2013, the Company held no property, plant or equipment.

Net Income or (Loss) Per Share of Common Stock

Basic and diluted loss per common share is based upon the weighted average number of common shares outstanding during the period computed under the provisions of Accounting Standards Codification subtopic 260-10, Earnings per Share (“ASC 260-10”). For the three month period the weighted average number of shares issued and outstanding is 152,819,187 for the period ended March 31, 2013 and 39,405,131 for the period ended December 31, 2012.

Goodwill and Other Intangibles

As of March 31, 2013, the Company held no Goodwill. The Company possesses no other intangible assets.

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

Accounting Standards Codification subtopic 815-40, Derivatives and Hedging; Contracts in Entity’s own Equity (“ASC 815-40”) became effective for the Company. The Company ’ s Convertible Preferred Stock and Convertible debt has certain provisions that require the Company to change conversion price of the Convertible debt and Convertible Preferred Stock based on the discounted market value. Upon the effective date, the provisions of ASC 815-40 required a reclassification to liability based on the reset feature of the agreements. Therefore, in accordance with ASC 815-40, the Company determined the fair value of the initial reset provision on preferred stock and convertible debt using the Black-Scholes formula assuming no dividends, a risk-free interest rate of 0.68%-0.85%, expected volatility of 155.49%-214.23%, and expected life of 1 and 5 years. The net value of the reset provision at the date of adoption of ASC 815-40 was recorded as a derivative liability on the balance sheet and a reduction to convertible redeemable preferred stock and convertible debt. Changes in fair value are recorded as non-operating, non-cash income or expense at each reporting date. The fair value of the preferred stock and convertible debt March 31, 2013 was determined using the Black Scholes Option Pricing Model with the following assumptions:

Dividend yield: 0%
Volatility 395.20%
Risk free rate: 0.25%

The change in fair value of the convertible debt derivative liability resulted in a current period non-operating gain to operations of $52,540.

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

The company follows Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”) and Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”), which permits entities to choose to measure many financial instruments and certain other items at fair value.

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

RESULTS OF OPERATION

Three Month Period Ended March 31, 2013 Compared to the Year Ended December 31, 2012

Our net gain for the three months period ended March 31, 2013 was $30,542 compared to a net loss of $(39,863,640) during the period ended December 31, 2012, a change of 39,833,098. During the three month periods ended March 31, 2013 and 2012, we did not generate any revenue from continuing operations.

During the three month period ended March 31, 2013, we incurred operating expenses of $25,000 compared to $8,031,052 incurred during the three month period ended December 31, 2012, a decrease of 8,006,052. The decrease in operating expenses incurred during the three month period ended March 31, 2013 was primarily attributable to the elimination of office expense, use of consultants and professionals charges. Operating expenses reflect the limited scope and scale of our business operations.

Other income (expense) was incurred during the three month period ended March 31, 2013 of $55,542 , unrealized and realized gain on derivative liabilities.

Therefore, this resulted in a net income applicable to common shares during the three month period ended March 31, 2013 of $30,542.

LIQUIDITY AND CAPITAL RESOURCES

Three Month Period Ended March 31, 2013

As at March 31, 2013, our current assets and total assets were $60 in cash. Our current liabilities were $1,619,308, which resulted in a working capital deficit of $1,619.248. As of March 31, 2013, liabilities were primarily comprised of: (i) $313,889 in accounts payable; (ii) $597,495 in convertible notes payable; and, (iii) $ $172,499 of accrued interest payable. The increase in liabilities during the three month period ended March 31, 2013 from fiscal year ended December 31, 2012 was primarily due to the increase in accounts payable.

Stockholders’ deficit decreased from $1,649,790 for fiscal year ended December 31, 2012 to $1,619,248 for the three month period ended March 31, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended March 31, 2013, no net cash flows used in or provided by operating activities.

Cash Flows from Investing Activities

We did not engage in any investing activities during the three month period ended March 31, 2013.

Cash Flows from Financing Activities

For the three month period ended March 31, 2013, there were no net cash flows provided from financing activities.

PLAN OF OPERATION AND FUNDING

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has reported a net loss from operations of $39,863,640 for the twelve month period ended December 31, 2012, a total shareholders’ deficit of $1,649,790 and total current liabilities in excess of current assets of $1,088.973 as of December 31, 2012.

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

Contractual Obligations	Total	Less than one year	1 – 3 Years	3 – 5 Years	More than 5 Years
Convertible Notes Payable	597,495	597,495
Total	$597,495	$597,495	$—	$—	$—

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

Number of Employees

As of March 31, 2013 the Company had one (1) part-time employee.

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

Changes in Internal Controls

During the fiscal quarter ended March 31, 2013, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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
_________
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

TRILLIANT EXPLORATION CORPORATION

Dated: July 9, 2013	By:	/s/ Eric Radtke
Eric Radtke, President/Chief
Executive Officer

Dated: July 9, 2013	By:	/s/ Eric Radtke
Eric Radtke, Chief Financial Officer