Form 10-Q
period 2013-06-30
TRILLIANT EXPLORATION CORP
filed 2013-08-16
CIK 1378948

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File No. 333-138332

TRILLIANT EXPLORATION CORPORATION (Name of small business issuer in its charter)

Nevada	20-0936313
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

545 Eighth Avenue, Suite 401, New York, New York 10019 (Address of principal executive offices)

(212) 203 -0310 (Issuer’s telephone number)
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of June 30, 2013
Common Stock, $0.001	191,446,114

EXPLANATORY NOTE:

This Quarterly report for the period ending June 30, 2013 contains unaudited financial statements which have not been reviewed by our independent registered public accounting firm in accordance with Article 10 of SEC Regulation S-X.

TRILLIANT EXPLORATION CORPORATION

Form 10-Q

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	4
	Condensed Consolidated Balance Sheets as of June 30, 2013 (Unaudited), March 31, 2013 and December 31, 2012 (Unaudited)	4
	Condensed Consolidated Statements of Operations for the Six months Ended June 30, 2013, the three months ended June 30, 2013, the three months ended March 31, 2013 and year ended Dec 31, 2012 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the Six and three months ended June 30, 2013, Three months Ended March 31, 2013 and year ended Dec. 31, 2012 (Unaudited)	6
	Consolidated Statement of Changes in Equity for the period ended June 30, 2013, March 31, 2013 and December 31, 2012 (Unaudited)	7
	Notes to Condensed Consolidated Financial Statements (Unaudited)	8
	Forward Looking Statement	20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	26

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities	27
Item 3.	Defaults upon Senior Securities	27
Item 4.	Mining Safety Disclosures	27
Item 5.	Other Information	27
Item 6.	Exhibits	28

Signatures		29

PART I

ITEM 1. FINANCIAL STATEMENTS

TRILLIANT EXPLORATION CORPORATION
Consolidated Balance Sheet
Unaudited

	June 30, 2013	March 31, 2013	December 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$87	$60	$60
Total current assets	$87	$60	$60

LIABILATIES AND SHAREHOLDERS DEFICIT
Current liabilities
Accounts payable	$298,606	$292,949	$288,889
Accrued interest	181,236	176,868	172,499
Convertible notes payable-related party	585,495	597,495	597495
Short term notes payable	43,302	40,150	30,150
Total current assets	$1,108,639	$1,107,462	$1,089,033
Long term liabilities
Derivative liabilities	$7,136,057	$505,275	$560,817

Total long term liabilities	7,136,057	$505,275	$560,817
Total liabilities	$8,244,696	$1,612,737	$1,649,850

SHARHOLDERS' DEFICIT
Common stock, par value $0.001; 1,000,000,000; 191,446,114 issued and outstanding June 30, 2013; 152,819,187 issued and outstanding at March 31, 2013 and December 31, 2012; respectively	$191,446	$152,819	$152,819
Additional paid-in capital	66,781,251	66,681,901	66,681,901
Accumulated deficit during pre-exploration stage	(52,207,651)	(52,207,651)	(52,207,651)
Deficit accumulated	(12,809,655)	(6,039,746)	(6,076,859)
Total shareholders' deficit before Treasury stock	$1,955,391	$8,587,323	$8,550,210
Treasury stock	(10,200,000)	(10,200,000)	(10,200,000)
Total shareholders' equity (deficit)	$(8,244,609)	$(1,612,677)	$(1,649,790)

Total liabilities and shareholders' equity (deficit)	$87	$60	$60

See accompanying notes to unaudited condensed consolidated financial statements.

TRILLIANT EXPLORATION CORPORATION
Consolidated Statement of Operations
Unaudited

	For the six months ended 30-June-2013	For the three months ended 30-June-2013	For the three months ended 31-March-2013	For the year ended 31-Dec-2012

REVENUES	$-	$-	$-	$-

Operating Expenses
General and administrative	$170,086	$156,026	$14,060	$276,034
Total operating expense	170,086	156,026	14,060	276,034
Net loss from operations	$(170,086)	$(156,026)	$(14,060)	$(276,034)

Other income (expense)
Loss on settlement of debt
Net realized and unrealized gain (loss) in the change in fair value of derivative liability	(6,603,085)	(6,658,627)	55,542	-161,264
Interest expense	(8,738)	(4,369)	(4,369)	(313,904)
Total other income (expense)	(6,611,823)	(6,662,996)	51,173	(475,168)

Net gain (loss) before income tax	$(6,781,909)	$(6,819,022)	$37,113	$(751,202)
Income taxes (benefits)

Net gain (loss)	$(6,781,909)	$(6,819,022)	$37,113	$(751,202)

Basic and Diluted loss per share
Net gain (loss) per share, continuing operations	$(0.04)	$(0.04)	$0.00	$(0.02)
Weighted Average Number of Common Shares outstanding (Basic and Diluted)	178,570,472	178,570,472	152,819,817	39,405,131

See accompanying notes to unaudited condensed consolidated financial statements.

TRILLIANT EXPLORATION CORPORATION
Consolidated Statement of Cash Flows
Unaudited

	For the six months ended 30-June-2013	For the three months ended 30-June-2013	For the three months ended 31-March-2013	For the year ended 31-Dec-2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net gain (loss)	$(6,781,909)	$(6,819,022)	$37,113	$(751,202)
Adjustments to reconcile net income to net cash by operations and non-cash items:
Net realized and unrealized change in fair value of derivative liability	6,612,353	6,667,895	(55,542)	(16,842)
Amortization of conversion feature				(12,571)
Changes in operating assets and liabilities
Accounts payable and accrued expenses	9,717	5,657	4,060	134,000
Loan from Cortland Capital	13,152	3,152	10,000	20,000
Loan from Eightfold Entertainment				7,060
Trafalgar bonds payable				(127,830)
Accrued interest	8,738.0	4,369	4,369	(301,331)
Net cash (used in) provided by operating activities	$(137,949)	$(137,949)	$-	$(1,048,716)

CASH FLOWS FROM INVESTING ACTIVITIES
Common shares issued (in escrow) acquisition				$(56,500)
Net cash (used in) provided by investing activities	$-	$-	$-	$(56,500.00)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for services	37,626	37,626		82,764
Common stock issued to retire preferred stock				40,000
Common stock issued in settlement of debt	1,000	1000		94,679
Additional paid-in capital	99,350	99,350		887,833
Net cash (used in) provided by financing activities	$137,976	$137,976	$-	$1,105,276

Net increase (decrease) in cash	$27	$27	$-	$60

Cash at beginning of period	$60	$60	$60	$-
Cash at end of period	$87	$87	$60	$60

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$-	$-	$-	$-
Cash paid for income taxes	$-	-	$-	$-

Non-cash investing activities
Common stock issued for debt and accrued interest	$-	$-	$-	$94,679
Common stock issued to retire preferred stock	$-	$-	$-	$56,500
Common stock issued for services	$37,626	$37,626	$-	$40,000
Common stock issued to settle debt	$1,000	$1,000

See accompanying notes to unaudited condensed consolidated financial statements.

TRILLIANT EXPLORATION CORPORATION, INC
Consolidated Statement of Changes in Equity
Unaudited

	Common		Additional Paid-in	Treasury	Accumulated deficit during pre-exploration
	Stock	Amount	Capital	Stock	stage	Deficit	Total

Balance 31-Dec-2012	152,819,187	$152,819	$6,681,901	$(10,200,000)	(52,207,651)	(6,076,859)	(1,649,790)
Common issued in settlement of debt and accrued interest
Common issued for services
Common issued in escrow for acquisition
Treasury stock
Net gain (loss)						37,113	37,113
Balance 31-March-2013	152,819,187	$152,819	66,681,901	(10,200,000)	(52,207,651)	(6,039,746)	(1,612,677)
Common issued in settlement of debt and accrued interest	1,000,000	1,000.00	11,000
Common issued for services	37,626,927	37,626.93	88,350
Common issued in escrow for acquisition
Treasury stock
Net loss						(6,643,929)	(6,643,929)
Balance 30-Jun-2013	191,446,114	191,446	66,781,251	(10,200,000)	(52,207,651)	(12,683,675)	(8,256,606)

See accompanying notes to unaudited condensed consolidated financial statements.

TRILLIANT EXPLORATION CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

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

Cash and Cash Equivalents

Cash and cash equivalents consists principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase. The Company had $87 and $60 in cash and cash equivalents as of June 30, 2013 and March 31, 2013, respectively.

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

The fair value of the convertible debt at June 30, 2013 was determined using the Black Scholes Option Pricing Model with the following assumptions:

Dividend yield: 0%
Volatility 469.97%
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

The fair value of the described embedded derivative of $3,449,722 and $266,461 at June 30, 2013 and March 31, 2013, respectively was determined using the Black Scholes Model with the following assumptions:

	30-June-2013	31-March-2013

Dividend yield:	-0-%	0%
Volatility	469.97%	395.51%
Risk free rate:	0..28%	.025%

At June 30, 2013, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating loss of $ (3,183,261).

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

The fair value of the described embedded derivative of$ 636,872 and $41,175 at June 30, 2013 and March 31, 2013, was determined using the Black Scholes Model with the following assumptions:

	30-Jun-13	31-Mar-13
Dividend yield:	-0-%	-0-%
Volatility	469.97% %	395.51%
Risk free rate:	0.28%	0.25%

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

The fair value of the described embedded derivative of $318,158 and $20,587at June 30, 2013 and March 31, 2013 and December 31, 2012, respectively was determined using the Black Scholes Model with the following assumptions:

	30-Jun-13	31-Mar-2013
Dividend yield:	-0-%	-0-%
Volatility	469.97%	395.51%
Risk free rate:	0.28%	0..25%

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

The fair value of the described embedded derivative of $ 2,731,305 and $ 177,052 at June 30, 2013 and March 31, 2013 was determined using the Black Scholes Model with the following assumptions:

	30-Jun-13	31-Mar-13
Dividend yield:	-0-%	-0-%
Volatility	469.97%	395.51%
Risk free rate:	.28%	.25%

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

In October 2012, the Company retired all shares of Series I Preferred Shares. See Note 4(c) above

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

During the quarter ended June 30, 2013, the Company issued 2,550,000 shares of common stock, of which 1,000,000 were issued pursuant to the terms of the convertible note with a related party. The Company reported the beneficial conversion as additional paid-in capital of $11,000. The balance of 1,550,000 shares of common stock issued were for services.

Warrants

A summary of the changes in outstanding warrants is as follows.

As of December 31, 2012, the Company issued 2,740,300 common shares in full settlement of the warrant agreement.

NOTE 6 - OTHER MATERIAL CONTRACTS

During the last quarter of 2012, the Board of Directors approved the acquisition of two (2) mining entities but as of the date of these financial statements they have yet to enter into a definitive agreement of plan of acquisition or merger. As of the date of this report the Company has not entered into a definitive agreement of plan of acquisition or merger.

NOTE 7- GOING CONCERN

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has a recurring net losses, and total deficit accumulated including during pre-exploration stage is $ (52,207,651) and a deficit of $(12,809,655) accumulated during the six months ended June 30, 2013. The Company has working capital deficit of (current liabilities minus current assets) $(8,244,609) at June 30,, 2013 and December 31, 2012 of $(1,088,973). Additionally, current economic conditions in the United States and globally create significant problems attaining sufficient funding. Accordingly, management has encountered significant difficulties in obtaining financing. These items raise substantial doubt about the Company’s ability to continue as a going concern. In view of these matters, realization of the assets of the Company is dependent upon the Company’s ability to meet its financial requirements through equity financing, borrowing, and the success of future operations. These consolidated financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities:

		Fair Value Measurements at December 31, 2012 using:
	June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Debt derivative liabilities	$7,136,057	-	-	$7,136,057
Preferred stock derivative liabilities	$0			$0

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31, 2012:

Debt Derivative Liability
Balance March 31, 2032	$505,275
Mark-to-market at June 30, 2013
Embedded debt derivatives	6,630,732

Balance, March 31, 2013	$7,136,057

Net gain (loss) on derivatives realized and unrealized for the period included in earnings relating to the liabilities held at June 30, 2013	$(6,630,732)

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

Cash and Cash Equivalents

Cash and cash equivalents consists principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase. The Company had $87 and $60 in cash and cash equivalents as of June 30, 2013 and March 31, 2013, respectively.

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

Goodwill and Other Intangibles

As of June 30, 2013, the Company held no Goodwill. The Company possesses no other intangible assets.

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

Accounting Standards Codification subtopic 815-40, Derivatives and Hedging; Contracts in Entity’s own Equity (“ASC 815-40”) became effective for the Company. The Company ’ s Convertible Preferred Stock and Convertible debt has certain provisions that require the Company to change conversion price of the Convertible debt and Convertible Preferred Stock based on the discounted market value. Upon the effective date, the provisions of ASC 815-40 required a reclassification to liability based on the reset feature of the agreements. Therefore, in accordance with ASC 815-40, the Company determined the fair value of the initial reset provision on preferred stock and convertible debt using the Black-Scholes formula assuming no dividends, a risk-free interest rate of 0.68%-0.85%, expected volatility of 155.49%-214.23%, and expected life of 1 and 5 years. The net value of the reset provision at the date of adoption of ASC 815-40 was recorded as a derivative liability on the balance sheet and a reduction to convertible redeemable preferred stock and convertible debt. Changes in fair value are recorded as non-operating, non-cash income or expense at each reporting date. The fair value of the preferred stock and convertible debt June 30, 2013 was determined using the Black Scholes Option Pricing Model with the following assumptions:

Dividend yield: 0%
Volatility 469.97%
Risk free rate: 0.28%

The change in fair value of the convertible debt derivative liability resulted in a current period non-operating loss to operations of $6,630,782.

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

RESULTS OF OPERATION

Six Month Period Ended June 30, 2013 Compared to the Year Ended December 31, 2012

Our net gain for the six months period ended June 30, 2013 was $(6,781,909) compared to a net loss of $(39,863,640) during the period ended December 31, 2012, a change of $ 33,081,731. During the six month period ended June 30, 2013 and December 2012, we did not generate any revenue from continuing operations.

During the six month period ended June 30, 2013, we incurred operating expenses of $170,086 compared to $8,031,052 incurred during the three month period ended December 31, 2012, a decrease of $7,860,966,. The decrease in operating expenses incurred during the three month period ended June 33, 2013 was primarily attributable to the elimination of office expense, use of consultants and professionals charges. Operating expenses reflect the limited scope and scale of our business operations.

Other income (expense) was incurred during the three month period ended June 30, 2013 of $ (6,603,085), unrealized and realized loss on derivative liabilities.

Therefore, this resulted in a net income applicable to common shares during the six month period ended June 30, 2013 of $(6,781,909).

LIQUIDITY AND CAPITAL RESOURCES

Six Month Period Ended June 30, 2013

As of June 30, 2013, our current assets and total assets were $87 in cash. Our current liabilities were $1,108,639, which resulted in a working capital deficit of $1,108,552. As of June 30,, 2013, liabilities were primarily comprised of: (i) $298,606 in accounts payable; (ii) $585,495 in convertible notes payable; and, (iii) $ $181,236 of accrued interest payable. The increase in liabilities during the six month period ended June 30, 2013 from fiscal year ended December 31, 2012 was primarily due to the increase in the derivative liability associated with the convertible note and the significantly lower conversion price.

Stockholders’ deficit increased from $1,649,790 for fiscal year ended December 31, 2012 to $8,244,609 for the six month period ended June 30, 2013

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended June, 2013, no net cash flows used in or provided by operating activities.

Cash Flows from Investing Activities

We did not engage in any investing activities during the six month period ended June 30, 2013.

Cash Flows from Financing Activities

For the six month period ended June 30, 2013, there were $137,976 net cash flows provided from financing activities.

PLAN OF OPERATION AND FUNDING

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has reported a net loss from operations of $6,781,909 for the six month period ended June 30, 2013, a total shareholders’ deficit of $ 8,244,609 and total current liabilities in excess of current assets of $1,108,639 as of June 30, 2013.

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

Contractual Obligations	Total	Less than one year	1 – 3 Years	3 – 5 Years	More than 5 Years

Convertible Notes Payable	585,495	585,495
Total	$585,495	$585,495	$—	$—	$—

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

Number of Employees

As of June 30, 2013 the Company had one (1) part-time employee.

Disclosure of Contractual Obligations

The Company does not have any significant contractual obligations which could negatively impact our results of operations and financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MATERIAL RISK

None

ITEM 4. CONTROLS AND PROCEDURES EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of June 30, 2013, the Company performed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer), of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a - 15(e) or 15d - 15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation and due to the lack of segregation of duties and failure to implement accounting controls, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

Changes in Internal Controls

During the fiscal quarter ended June 30, 2013, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

TRILLIANT EXPLORATION CORPORATION

Dated: August 15, 2013	By:	/s/ Eric Radtke
Eric Radtke
President/Chief Executive Officer

Dated: August 15, 2013	By:	/s/ Eric Radtke
Eric Radtke
Chief Financial Officer