Form 10-Q
period 2013-09-30
TRILLIANT EXPLORATION CORP
filed 2013-10-28
CIK 1378948

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-138332

TRILLIANT EXPLORATION CORPORATION

(Name of small business issuer in its charter)

Nevada	20-0936313
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

909 Third Avenue # 645 New York, New York 10150

(Address of principal executive offices)

(212) 203-0310

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of September 30, 2013
Common Stock, $0.001	191,446,114

EXPLANATORY NOTE:

This Quarterly report for the period ending September 30, 2013 contains unaudited financial statements which have not been reviewed by our independent registered public accounting firm in accordance with Article 10 of SEC Regulation S-X.

TRILLIANT EXPLORATION CORPORATION

Form 10-Q

		Page
PART I-FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of June 30, 2013 (Unaudited), March 31, 2013 and December 31, 2012 (Unaudited)	4
	Condensed Consolidated Statements of Operations for the Six months Ended June 30, 2013, the three months ended June 30, 2013, the three months ended March 31, 2013 and year ended Dec 31, 2012 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the Six and three months ended June 30, 2013, Three months Ended March 31, 2013 and year ended Dec. 31, 2012 (Unaudited)	6
	Consolidated Statement of Changes in Equity for the period ended June 30, 2013, March 31, 2013 and December 31, 2012 (Unaudited)
	Notes to Condensed Consolidated Financial Statements (Unaudited)	8
	Forward Looking Statement	20
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	27

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities	28
Item 3.	Defaults upon Senior Securities	26
Item 4.	Removed and Reserved	28
Item 5.	Other Information	29
Item 6.	Exhibits	29
Signatures		30

PART I

ITEM 1. FINANCIAL STATEMENTS

TRILLIANT EXPLORATION CORPORATION

Consolidated Balance Sheet

Unaudited

	Sept. 30, 2013	June 30, 2013	March 31, 2013	Dec. 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$24,369	$87	$60	$60
Total current assets	$24,369	$87	$60	$60

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
Accounts payable	$299,331	$298,606	$292,950	$288,889
Accrued interest	1,052,491	1,036,572	1,020,653	1,016,284
Convertible notes payable related party	585,495	585,495	597,495	597,495
Convertible bonds -related party	1,610,407	1,610,407	1,610,407	1,610,407
Short term notes payable	68,302	43,302	40,150	30,150
Total current liabilities	$3,616,026	$3,574,382	$3,561,655	$3,543,225
Long term liabilities
Derivative liabilities	$2,250,646	$7,136,057	$505,275	$560,818
Total long term liabilities	2,250,646	7,136,507	505,275	560,818

Total liabilities	$5,866,672	$10,710,889	$4,066,930	$4,104,043

SHAREHOLDERS' DEFICIT

Common stock, par value $0.001; 1,000,000,000 authorized shares; 191,446,114 issued and outstanding on Sept. 30, 2013 and June 30, 2013; 152,819,187 issued and outstanding at March 31, 2013 and Dec. 31, 2012; respectively	$191,446	$191,446	$152,819	$152,819
Additional paid-In capital	66,781,251	66,781,251	66,681,901	66,681,901
Accumulated deficit during pre-exploration stage	(12,344,011)	(12,344,011)	(12,344,011)	(12,344,011)
Deficit accumulated	(50,270,989)	(55,139,488)	(48,357,579)	(48,394,692)
Total shareholders' deficit before Treasury stock	$4,357,697	$(510,802)	$6,133,130	$6,096,017
Treasury stock	(10,200,000)	(10,200,000)	(10,200,000)	(10,200,000)
Total shareholders' equity (deficit)	$(5,842,303)	$(10,710,802)	$(4,066,870)	$(4,103,983)

Total liabilities and shareholders' equity (deficit)	$24,369	$87	$60	$60

See accompanying notes to unaudited condensed consolidated financial statements.

 TRILLIANT EXPLORATION CORPORATION

Consolidated Statement of Operations

Unaudited

	For the nine months ended 30-Sept-13	For the three months ended 30-Sept-13	For the six months ended 30-Jun-13	For the three months ended 31-March-13	For the year ended 31-Dec-12

Revenues	$-	$-	$-	$-	$-

Operating Expenses
General and administrative	$181,207	$11,121	$170,086	$14,060	$48.409,572
Total operating expense	181,207	11,121	170,086	14,060	48,409,572
Net income (expense)	$(181,207)	$(11,121)	$(170,086)	$(14,060)	$(48,409,572)

Other income (expense)
Gain (loss) on settlement of debt	$-	$-	$-	$-	$(105,747)
Net realized and unrealized gain (loss) in change in fair value of derivative liability	(1,656,667)	4,946,418	(6,603,085)	55,542	6,599,244
Interest expense	(79,349)	(66,798)	(8,738)	(4,369)	(401,758)
Total other income (expense)	$(1,736,016)	$4,879,620	$(6,611,823)	$51,173	$(6,091,739)

Net gain (loss) before income tax	$(1,913,410)	$4,868,499	$(6,781,909)	$37,113	$(42,317,833)

Basic and Diluted loss per share
Net gain (loss) per share continuing operations	$(0.01)	$0.03	$(0.04)	$(0.00	$(1..07)
Weighted average number of common shares outstanding (Basic and Diluted)	191,446,144	191,446,144	178,570,472	152,819,817	39,405,131

See accompanying notes to unaudited condensed consolidated financial statements.

TRILLIANT EXPLORATION CORPORATION

Consolidated Statement of Cash Flows

Unaudited

	For the nine months ended 30-Sept-13	For the three months ended 30-Sept-13	For the six months ended 30-Jun-13	For the three months ended 31-March-13	For the year ended 31-Dec-12
CASH FLOWS FROM OPERATING ACTIVITIES
Net gain (loss)	$(1,913,410)	$4,868,499	$(6,781,909)	$37,113	$	(42,317,833)
Adjustments to reconcile to net cash by operations and non-cash items:
Net realized and unrealized change in fair value of derivative liability	1,744,921	(4,885,861)	6,630,782	(55,542)		(6,599,244)
Amortization of conversion feature
Unrealized loss on shares held on deposit at fair value pending acquisition
Gain (loss) on settlement of debt and interest expense						507,505
Common stock at par issued						152,174
Additional paid-in capital	99,350		99,350			65,013,993
Accounts payable and accrued expenses settled with common stock	29,889)		(29,889)			48,339,078
Common stock issued for services						(45,914,974)
Common stock issued to retire preferred stock and derivatives						(16,797,000)
Common stock issued in settlement of debt and accrued interest						(2,454,193)
Common shares stock issued (in escrow) acquisition
Changes in operating assets and liabilities	56,966		56,966
Bonds payable, convertible and secured-related party net discount
Accounts payable; accrued expenses	38,219	16,644	21,575	18,429		40,404
Net cash (used in) provided by operating activities	$(3,843)	$(718)	$(3,125)	$-		$(30,090)

CASH FLOWS FROM INVESTING ACTIVITIES
Common shares issued (in escrow) acquisition	$-	$-	$-	$-		$-
Net cash (used in) provided by investing activities	$-	$-	$-	$-		$-

CASH FLOWS FROM FINANCING ACTIVITIES
Short term notes payable		$25,000	$3,152			$30,150
Net cash (used in) provided by financing activities	$28,152	$25,000	$3,152	$-		$30,150
		-
Net increase (decrease) in cash	$24,309	$24,282	$27	$-		$60
Cash at beginning of period	$87	$87	$60	$60		$-
Cash at end of period	$24,396	$24,369	$87	$-		$60

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest
Cash paid for income taxes	$-	$-	$-	$-		$-
	$-	$-	$-	$-		$-
Non-cash investing activities
Common stock issued for debt and accrued interest
Common stock issued to retire preferred stock	$-	$-	$-	$-		$97,679
Common stock issued for services	$-	$-	$-	$-		$56,500
Common stock issued to settle debt	$37,626	$-	$37,626	$-		$40,000

See accompanying notes to unaudited condensed consolidated financial statements.

TRILLIANT EXPLORATION CORPORATION, INC

Consolidated Statement of Changes in Equity

[Unaudited]

	Common		Additional Paid -in	Treasury	Accumulated Deficit during pre-exploration
	Stock	Amount	Capital	Stock	stage	Deficit	Total
Balance 31-Dec-12	52,819,187	$152,819	$66,681,901	$(10,200,000)	$(12,344,011)	$(48,394,692)	$(4,103,983)
Common stock issued in settlement of debt and accrued interest
Common stock issued for services
Common stock issued in escrow for acquisition
Treasury stock
Net gain(loss)						37,113	37,113
Balance 31-Mar-13	152,819,187	$52,819	$66,681,901	$(10,200,000)	$(12,344,011)	$(48,357,579)	$(4,066,870)
Common stock issued in settlement of debt and accrued interest
Common stock issued for services	37,626,927	37,627	88,350				125,977
Common stock issued in escrow for acquisition
Treasury stock
Net gain(loss)						(6,769,909)	(6,769,909)
Balance 30-Jun-13	190,446,114	$190,446	$66,770,251	$(10,200,000)	$(12,344,011)	$(55,127,488)	$(10,710,802)
Common stock issued in settlement of debt and accrued interest
Common stock issued for services
Common stock issued in escrow for acquisition
Treasury stock
Net gain(loss)						4,868,499	4,868,499
Balance 30-Sept-13	190,446,114	$90,446	$66,770,251	$(10,200,000)	$(12,344,011)	$(50,258,989)	$(5,842,303)

See accompanying notes to unaudited condensed consolidated financial statements.

TRILLIANT EXPLORATION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

Cash and cash equivalents consists principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase. The Company had $24,369 and $87 and $60 in cash and cash equivalents as of September 30, 2013 June 30, 2013 and March 31, 2013, respectively.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

Property, Plant, and Equipment

Property and equipment are stated at cost. Depreciation and amortization are determined using the straight-line method over estimated useful lives of the assets. As of September 30, 2013, the Company held no property, plant or equipment.

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

Accounting Standards Codification subtopic 815-40, Derivatives and Hedging; Contracts in Entity’s own Equity (“ASC 815-40”) became effective for the Company. The Company’s Convertible Preferred Stock and Convertible debt has certain provisions that require the Company to change conversion price of the Convertible debt and Convertible Preferred Stock based on the discounted market value. Upon the effective date, the provisions of ASC 815-40 required a reclassification to liability based on the reset feature of the agreements. Therefore, in accordance with ASC 815-40, the Company determined the fair value of the initial reset provision on preferred stock and convertible debt using the Black-Scholes formula assuming no dividends, a risk-free interest rate of 0.68%-0.85%, expected volatility of 155.49%-214.23%, and expected life of 1 and 5 years. The net value of the reset provision at the date of adoption of ASC 815-40 was recorded as a derivative liability on the balance sheet and a reduction to series “A” convertible redeemable preferred stock and convertible debt. Changes in fair value are recorded as non-operating, non-cash income or expense at each reporting date.

The fair value of the convertible debt at September 30, 2013 was determined using the Black Scholes Option Pricing Model with the following assumptions:

Dividend yield:	0	0%
Volatility		576.77%
Risk free rate:		0.33%

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

NOTE 3 – PROVISION FOR INCOME TAXES

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

NOTE 4 – RELATED PARTY TRANSACTIONS

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

The fair value of the described embedded derivative of $200,161, $3,449,722 and $266,461 at Sept 30, 2013, June 30, 2013 and March 31, 2013, respectively was determined using the Black Scholes Model with the following assumptions

	30-Sept-2013	30-June-2013
Dividend yield:	-0-%	-0-%
Volatility	577.76%	469.97%
Risk free rate:	0.33%	0.28%

At September 30, 2013, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain $4,879,620.

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

The fair value of the described embedded derivative of $32,279, $636,872 and $41,175 at September 30, 2013, June 30, 2013 and March 31, 2013, was determined using the Black Scholes Model with the following assumptions:

	30-Sept-13	30-Jun-13
Dividend yield:	-0-%	-0-%
Volatility	577.76%	469.97%
Risk free rate:	0.33%	0.28%

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

The fair value of the described embedded derivative of $18,639, $318,158 and $20,587at September 30, 2013, June 30, 2013 and March 31, 2013 and December 31, 2012, respectively was determined using the Black Scholes Model with the following assumptions:

	30-Sept-13	30-Jun-2013
Dividend yield:	-0-%	-0-%
Volatility	577.76%	469.97%
Risk free rate:	0.33%	0.28%

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

The fair value of the described embedded derivative of $160,387, $2,731,305 and $177,052 at September 30, 2013, June 30, 2013 and March 31, 2013 was determined using the Black Scholes Model with the following assumptions:

	30-Sep-13	30-Jun-13
Dividend yield:	-0-%	-0-%
Volatility	577.76%	469.97%
Risk free rate:	.33%	.28%

B – Short-Term Notes Payable

The Company has borrowed funds from stockholders for working capital purposes from time to time. The loans are non-interest bearing, payable on demand and, consequently, reported as current liabilities. The Company has received $39,514 in advances since inception and made repayments of $7,019 in cash, resulting in a payable balance of $32,495, during 2012 the remaining balance was settled through issuance of common stock and the Company obtained additional short term loan during the third quarter of $25,000 bringing the total short loans for September 30, 2013 to $68,302

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

The Company through a third-party had entered into an agreement to convert certain debt instruments pursuant to the terms of a convertible bond debenture for the purpose of reducing or eliminating the debt to the bond holder. The Company issued free trading shares of appropriately aged debt to eliminate approximately $200,000 of debt held by the bond holder. However, during the year ended December 31, 2012, the Company accounted for shares of its common stock issued to third parties as services rendered and payment of a deposit to acquire an asset. The Company determined the shares of common stock while issued, were held by the Company’s sole officer and Director and not issued to the third parties. In addition, during the year ended December 31, 2012 the Company issued and disbursed shares to a holder of its previously issued and outstanding debt in exchange for unpaid principal and interest and accounted for the issuance as a reduction in the unpaid debt. The Company determined shares issued were not delivered to the holder of the debt and accordingly, the debt has not been reduced.

NOTE 5 – STOCKHOLDERS’ DEFICIT

Reverse Stock Split

On January 26, 2011, the Company’s Board of Directors, pursuant to unanimous written consent resolutions , authorized and approved a reverse stock split of one for every three hundred (1:300) of our total issued and outstanding shares of common stock was effectuated on April 8, 2011. All references in the accompanying consolidated financial statements and notes thereto have been retroactively restated to reflect the above change in the ordinary share structure.

Preferred Stock

The Company is authorized to issue 200,000,000 shares of Preferred stock, par value of $0.001 per share.

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

The Company issued no shares of common stock for the period ending September 30, 2013

Warrants

A summary of the changes in outstanding warrants is as follows.

As of December 31, 2012, the Company issued 2,740,300 common shares in full settlement of the warrant agreement.

NOTE 6 – OTHER MATERIAL CONTRACTS

None.

NOTE 7 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has a recurring net losses, and total deficit accumulated including during pre-exploration stage is $(12,344,011) and a deficit of $(50,270,898) accumulated during the nine months ended Sept. 30, 2013. The Company has working capital deficit of (current liabilities minus current assets) $(3,591,657) at Sept. 30, 2013 and December 31, 2012 of $(3,543,165). Additionally, current economic conditions in the United States and globally create significant problems attaining sufficient funding. Accordingly, management has encountered significant difficulties in obtaining financing. These items raise substantial doubt about the Company’s ability to continue as a going concern. In view of these matters, realization of the assets of the Company is dependent upon the Company’s ability to meet its financial requirements through equity financing, borrowing, and the success of future operations. These consolidated financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

The Company through a third-party had entered into an agreement to convert certain debt instruments pursuant to the terms of a convertible bond debenture for the purpose of reducing or eliminating the debt to the bond holder. The Company issued free trading shares of appropriately aged debt to eliminate approximately $200,000 of debt held by the bond holder. However, during the year ended December 31, 2012, the Company accounted for shares of its common stock issued to third parties as services rendered and payment of a deposit to acquire an asset. The Company determined the shares of common stock while issued, were held by the Company’s sole officer and Director and not issued to the third parties. In addition, during the year ended December 31, 2012 the Company issued and disbursed shares to a holder of its previously issued and outstanding debt in exchange for unpaid principal and interest and accounted for the issuance as a reduction in the unpaid debt. The Company determined shares issued were not delivered to the holder of the debt and accordingly, the debt has not been reduced.

The unaudited financial statements contained herein reflect the above described issue. The Company has retained its independent auditor to review the financial statements for year ending 2012 and the current periods reflecting this correction.

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

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities:

		Fair Value Measurements at December 31, 2012 using:
	Sept. 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Debt derivative liabilities	$2,250,646	-	-	$2,250,646
Preferred stock derivative liabilities	$0			$0

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31, 2012:

Debt Derivative Liability
Balance June, 2013	$7,136,057
Mark-to-market at June 30, 2013
- Embedded debt derivatives	(4,885,411)

Balance, September 30, 2013	$2,250,646

Net gain (loss) on derivatives realized and unrealized for the period included in earnings relating to the liabilities held at September 30, 2013	$4,885,411

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

Cash and Cash Equivalents

Cash and cash equivalents consists principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase. The Company had $24,369 and $87 in cash and cash equivalents as of September 30, 2013 and June 30, 2013, respectively.

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

Property, Plant, and Equipment

Property and equipment are stated at cost. Depreciation and amortization are determined using the straight-line method over estimated useful lives of the assets. All property, plant, and equipment were disposed of and any gains and losses on the disposal are included in discontinued operations as disclosed in Note 10. As of September 30, 2013, the Company held no property, plant or equipment.

Net Income or (Loss) Per Share of Common Stock

Basic and diluted loss per common share is based upon the weighted average number of common shares outstanding during the period computed under the provisions of Accounting Standards Codification subtopic 260-10, Earnings per Share (“ASC 260-10”). For the three month period the weighted average number of shares issued and outstanding is 191,446,144 for the period ended Sept. 30, 2013 and 39,405,131 for the period ended December 31, 2012.

Goodwill and Other Intangibles

As of September 30, 2013, the Company held no Goodwill. The Company possesses no other intangible assets.

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

Dividend yield:	0	0%%
Volatility		577.76%
Risk free rate:		0.33%

The change in fair value of the convertible debt derivative liability resulted in a current period non-operating gain to operations of $4,885,411.

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

RESULTS OF OPERATION

Nine Month Period Ended September 30, 2013 Compared to the Year Ended December 31, 2012

Our net loss for the nine months period ended September 30, 2013 was $(1,913,410) compared to a net loss of $(42,317,833) during the period ended December 31, 2012, a change of $40,400,423. During the nine month period ended September 30, 2013 and December 2012, we did not generate any revenue from continuing operations.

During the three month period ended September 30, 2013, we incurred operating expenses of $11,121 compared to $156,206 incurred during the three month period ended June 30, 2013, a decrease of $144,905. The decrease in operating expenses incurred during the three month period ended Sept. 30, 2013 was primarily attributable to the elimination of office expense, use of consultants and professionals charges. Operating expenses reflect the limited scope and scale of our business operations.

Other income (expense) was incurred during the three month period ended Sept. 30, 2013 of $ 4,946,418 from unrealized and realized gain on derivative liabilities.

For the nine months ended September 30, 2013, the Company incurred an operating loss of $(181,207) and other income (expense) of $(1,736,016).  Therefore, this resulted in a net loss applicable to common shares during the nine month period ended September 30, 2013 of $(1,914,410).

LIQUIDITY AND CAPITAL RESOURCES

Six Month Period Ended September 30, 2013

As of September 30, 2013, our current assets and total assets were $24,369 in cash. Our current liabilities were $3,616,026 which resulted in a working capital deficit of $3,591,657.  As of Sept. 30, 2013, liabilities were primarily comprised of: (i) $299,331 in accounts payable; (ii) $585,495 in convertible notes payable; and, (iii) $ $1,052,491 of accrued interest payable. The increase in liabilities during the nine month period ended September 30, 2013 from fiscal year ended December 31, 2012 was primarily due to the increase in the derivative liability associated with the convertible note and the significantly lower conversion price.

Stockholders’ deficit increased from 4,103,983 for fiscal year ended December 31, 2012 to $5,842,303 for the nine month period ended Sept. 30, 2013

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended Sept 30, 2013, net cash flows used in or provided by operating activities was $(3,843).

Cash Flows from Investing Activities

We did not engage in any investing activities during the nine month period ended Sept. 30, 2013.

Cash Flows from Financing Activities

For the nine month period ended Sept. 30, 2013, there were $25,000 net cash flows provided from financing activities.

PLAN OF OPERATION AND FUNDING

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has reported a net loss from operations of $1,193,410 for the nine month period ended September 30, 2013, a total shareholders’ deficit of $ 5,842,203 and total current liabilities in excess of current assets of $3,591,657 as of September 30, 2013.

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

Number of Employees

As of September 30, 2013 the Company had one (1) part-time employee.

Disclosure of Contractual Obligations

The Company does not have any significant contractual obligations which could negatively impact our results of operations and financial condition.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MATERIAL RISK

None

ITEM 4. CONTROLS AND PROCEDURES EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of September 30, 2013, the Company performed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer), of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a - 15(e) or 15d - 15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation and due to the lack of segregation of duties and failure to implement accounting controls, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINING SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits

Exhibit Number	Description
Exhibit 99.1	Form 8 k filed October 3, 2013
Exhibit 31.1	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
Exhibit 32.1	Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

TRILLIANT EXPLORATION CORPORATION

Dated: October 25, 2013	By:	/s/ Erick Radtke
Erick Radtke, President/Chief
Executive Officer

Dated: October 25, 2013	By:	/s/ Erick Radtke
Eric Radtke, Chief Financial Officer